Form 10-Q
period 1997-06-30
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC
filed 1997-08-12
CIK 1035442, 948421

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997


       Iridium World Communications Ltd.                                    Iridium LLC
 (Exact name of Co-Registrant as specified in              (Exact name of Co-Registrant as specified in
                 its charter)                                              the charter)

                    Bermuda                                                  Delaware
(State or other jurisdiction of incorporation)             (State or other jurisdiction of organization)

                    0-22637                                                 0-22637-01
           (Commission File Number)                                  (Commission File Number)

                  52-2025291                                                52-1984342
    (I.R.S. Employer Identification Number)                   (I.R.S. Employer Identification Number)

                Clarendon House
                2 Church Street                                       1575 Eye Street, N. W.
                 Hamilton HMll                                        Washington, D. C. 20005
                    Bermuda
   (Address of principal executive offices)                  (Address of principal executive offices)

                 (441)295-5950                                                (202)326-5600
(Registrant's telephone number, including area code)       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                                        Yes       No   X
                                                            ----     ----


                                                     Shares outstanding
           Class                                      at July 31, 1997
-----------------------------                    ---------------------------
Common Stock $0.01                                       12,000,000
par value per share                              ---------------------------

                      IRIDIUM WORLD COMMUNICATIONS LTD

                                  --------
                                 IRIDIUM LLC

               (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  --------
                             INDEX TO FORM 10-Q

                                  --------

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

          IRIDIUM WORLD COMMUNICATIONS LTD

          Condensed Balance Sheets
              June 30, 1997 and December 31, 1996                                  4

          Unaudited Condensed Statements of Loss
              For the three and six months ended June 30, 1997                     5

          Unaudited Condensed Statement of Cash Flows
              For the six months ended June 30, 1997                               6

          Notes to Unaudited Condensed Financial Statements                        7

          IRIDIUM LLC

          Condensed Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996                                  8

          Unaudited Condensed Consolidated Statements of Loss
              For the three months ended June 30, 1997 and 1996
              and six months ended June 30, 1997 and 1996                          9

          Unaudited Condensed Consolidated Statements of Cash Flows
              For the three months ended June 30, 1997 and 1996
              and six months ended June 30, 1997 and 1996                         10

          Notes to Unaudited Condensed Consolidated Financial Statements          11

ITEM 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 14

                        IRIDIUM WORLD COMMUNICATIONS LTD

                                  --------
                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  --------
                               INDEX TO FORM 10-Q

                                 (CONTINUED)

                                   --------


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                       19

ITEM 2    Changes in Securities and Use of Proceeds                               19

ITEM 3    Defaults upon Senior Securities                                         19

ITEM 4    Submission of Matters to a Vote of Security Holders                     19

ITEM 5    Other Information                                                       19

ITEM 6    Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                        20

EXHIBIT INDEX                                                                     21


                       IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                    JUNE 30,
                                                                             DECEMBER 31,            1997
                                                                                1996              (UNAUDITED)
                                                                             ------------        ------------
                                     ASSETS
Cash...................................................................... $           --      $           --
Investment in Iridium LLC.................................................             --             224,821
                                                                             -------------       -------------
            Total assets.................................................. $           --      $      224,821
                                                                             =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities............................................................... $           --      $           --
Stockholders' equity:
    Class B Common stock, non-voting, par value $0.01; 2,500,000 shares
        authorized; none issued or outstanding............................             --                  --
    Class A Common stock, voting, par value $0.01; 50,000,000 shares
        authorized; 1,200,000 and 12,000,000 issued and outstanding.......             12                 120
Additional paid-in capital................................................             --             225,480
Subscription receivable...................................................            (12)                 --
Retained earnings (deficit)...............................................             --                (779)
                                                                             -------------       -------------
            Total stockholders' equity....................................             --             224,821
                                                                             -------------       -------------
            Total liabilities and stockholders' equity.................... $           --      $      224,821
                                                                             =============       =============

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30, 1997           JUNE 30, 1997
                                                      ------------------       ----------------
Equity in loss of Iridium........................    $              779       $            779
                                                       -----------------        ---------------
Net loss.........................................    $              779       $            779
                                                       =================        ===============
Net loss per Class A Common share................    $             0.28       $           0.56
                                                       =================        ===============
Weighted average shares used in computing
    net loss per Class A Common shares...........             2,769,231              1,392,265
                                                       =================        ===============

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                         SIX MONTHS ENDED JUNE 30, 1997


Cash Flows From Operating Activities:
    Net loss.............................................  $         (779)
    Adjustment to reconcile net loss to net
             cash used in operating activities:
             Equity in loss of Iridium...................             779
                                                             -------------
             Net cash used in operating activities.......              --
                                                             -------------
Cash Flows From Investing Activities:
    Investment in Iridium LLC............................        (225,600)
                                                             -------------
             Net cash used in investing activities.......        (225,600)
                                                             -------------
Cash Flows From Financing Activities:
    Net proceeds from equity offering....................         225,600
    Proceeds from Class A Common Stock subscribed........              12
    Retirement of Class A Common Stock...................             (12)
                                                             -------------
            Net cash provided by financing activities....         225,600
                                                             -------------
Increase in cash and cash equivalents....................              --
Cash and Cash Equivalents, beginning of period...........              --
                                                             -------------
Cash and Cash Equivalents, end of period.................  $           --
                                                             =============

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of Iridium World Communications Ltd. ("IWCL") as of June 30, 1997 and its results of operations for the three and six month periods then ended, and its cash flows for the six month period ended June, 30, 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statement and footnotes thereto included in the registration statement on Form S-1 (333-23419, 23419-01), dated June 9, 1997.

     Since its inception on December 12, 1996 through June 30, 1997, IWCL has not entered into any operating transactions or incurred any expenses. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations expected in the future.

     During March 1997, IWCL registered with the Securities and Exchange Commission 13,800,000 shares of its Class A Common Stock for sale in an initial public offering (the "Offering"), and on June 13, 1997 IWCL consummated the Offering and issued 12,000,000 shares. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC ("Iridium"), approximately $225 million in net proceeds from the Offering were invested in Iridium Class 1 Membership Interests, at which time the outstanding shares of Class A Common Stock held by Iridium were retired, and IWCL became a member of Iridium.

2.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of earnings (loss) per share data. IWCL is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption of Statement 128 IWCL will be required to restate previously reported annual and interim earnings (loss) per share data in accordance with the provisions of Statement 128. IWCL does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings (loss) per share data as presented under APB 15.

3.   SUBSEQUENT EVENT

     On July 16,1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A, and one IWCL Warrant, representing the right to purchase
5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B. IWCL is not an obligor of the Series A or Series B Notes. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. Approximately $17,113,000 of the proceeds of the High Yield Offering was allocated to the purchase price of the IWCL Warrants. The exercise price of each IWCL Warrant is $20.90 per share. The IWCL Warrants are exercisable at anytime on or after one year from the date of original issuance and expire on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium issued to IWCL 1,560,000 LLC Interest Warrants, each exerciseable for one Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. The LLC Interest Warrants are designed to be exercised upon the exercise of the IWCL Warrants.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)

                                                                                                         JUNE 30,
                                                                                 DECEMBER 31,              1997
                                    ASSETS                                          1996              (UNAUDITED)
                                                                                 ------------         -------------
Current assets :
    Cash and cash equivalents...............................................    $      1,889          $    106,419
    Due from affiliates.....................................................           3,476                10,269
    Prepaid expenses and other current assets...............................           7,154                 9,321
                                                                                 ------------           -----------
        Total current assets................................................          12,519               126,009
Property and equipment - net................................................           2,065                 3,959
System under construction...................................................       2,376,884             2,708,325
Other assets................................................................          42,613                96,252
                                                                                 ------------            ----------
        Total assets........................................................    $  2,434,081          $  2,934,545
                                                                                 ============            ==========

                        LIABILITIES AND MEMBERS' EQUITY
Current liabilities :
    Accounts payable and accrued expenses...................................    $     17,937          $     38,748
    Accounts payable to member..............................................         100,563               189,000
                                                                                 ------------           -----------
        Total current liabilities...........................................         118,500               227,748
Guaranteed bank facility....................................................         505,000               660,000
Long term debt due to Members...............................................         230,904               253,337
Other liabilities...........................................................           7,648                 6,327
                                                                                 ------------           -----------
        Total liabilities...................................................         862,052             1,147,412
                                                                                 ------------           -----------
Commitments and contingencies
Members' equity :
    Class 2 Interests, authorized 50,000 interests for Series M;
    authorized an aggregate of 300,000 interests for Series A,
    Series B and Series C:
        Series M, convertible, no interest issued and outstanding...........           --                    --
        Series A, redeemable, convertible, 46,977 and 37,194
         interests issued and outstanding; liquidation value of $37,194.....          46,977                37,194
        Series B, redeemable, 1 interest issued and outstanding.............           --                    --
        Series C, redeemable, 75 interests issued and outstanding...........           --                    --
    Class 1 Interests, authorized 225,000,000 interests, 120,836,025 and
      135,836,025 interests issued and outstanding..........................       1,659,625             1,968,366
    Deficit accumulated during the development stage........................        (133,840)             (217,694)
    Adjustment for minimum pension liability................................            (733)                 (733)
                                                                                 ------------           -----------
        Total Members' equity...............................................       1,572,029             1,787,133
                                                                                 ------------           -----------
        Total liabilities and Members' equity...............................    $  2,434,081          $  2,934,545
                                                                                 ============           ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)


                                                                                                                     PERIOD FROM
                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,      JUNE 14, 1991
                                                 ------------------------------   -----------------------------  (INCEPTION) THROUGH
                                                      1996             1997           1996             1997         JUNE 30, 1997
                                                 --------------   -------------   -------------   -------------   -----------------
Operating expenses
    Sales, general and administrative........... $      10,321    $     48,414    $     18,731    $     84,468    $    222,600
Other income
    Interest income.............................           481             488           1,715             614          12,877
                                                   ------------    ------------    ------------    ------------    ------------
Loss before provision for income taxes..........         9,840          47,926          17,016          83,854         209,723
Provision for income taxes......................             -               -             487               -           7,971
                                                   ------------    ------------    ------------    ------------    ------------
Net loss........................................ $       9,840    $     47,926    $     17,503    $     83,854    $    217,694
                                                   ============    ============    ============    ============    ============
Preferred dividend requirement..................           839           1,316             839           3,607
                                                   ------------    ------------    ------------    ------------
Net loss applicable to Class 1 Interests........ $      10,679    $     49,242    $     18,342    $     87,461
                                                   ============    ============    ============    ============
Net loss per Class 1 Interest................... $        0.09    $       0.40    $       0.15    $       0.71
                                                   ============    ============    ============    ============
Weighted average interests used in computing
    net loss per Class 1 Interest...............    119,962,650     124,627,234    118,729,176     123,625,227
                                                   ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                               PERIOD FROM
                                                                               SIX MONTHS ENDED JUNE 30,      JUNE 14, 1991
                                                                              ---------------------------  (INCEPTION) THROUGH
                                                                                  1996           1997          JUNE 30, 1997
                                                                               -----------    -----------      -------------
Cash Flows From Operating Activities:
    Net loss................................................................  $   (17,503)   $   (83,854)       $  (217,694)
    Adjustments to reconcile net loss to net cash
      used in operating activities -
      Depreciation and amortization ........................................          287            603              2,908
      Expense recognized for warrants issued in
          connection with debt guarantee ...................................         --           35,266             60,985
      Changes in assets and liabilities:
          (Increase) decrease in prepaids and other current assets .........          483         (2,167)            (9,321)
          Decrease in due from affiliates ..................................         --           (6,793)           (10,269)
          Increase in other assets .........................................       (9,282)       (16,643)           (33,016)
          Increase in accounts payable and accrued expenses ................        4,294         20,811             38,748
          (Decrease) increase in other liabilities .........................        6,418         (1,321)             5,594
                                                                               -----------    -----------        -----------
              Net cash used in operating activities ........................      (15,303)       (54,098)          (162,065)
                                                                               -----------    -----------        -----------
Cash Flows From Investing Activities:
    Purchases of property and equipment ....................................         (603)        (2,422)            (6,792)
    Additions to system under construction .................................     (376,000)      (224,566)        (2,472,760)
                                                                               -----------    -----------        -----------
             Net cash used in investing activities .........................     (376,603)      (226,988)        (2,479,552)
                                                                               -----------    -----------        -----------
Cash Flows From Financing Activities:
    Net proceeds from issuance of Class 1 and 2 interests ..................      175,167        263,691          1,912,813
    Gross proceeds from issuance of senior subordinated
      notes and warrants ...................................................      201,720           --              238,453
    Borrowings under bank line of credit ...................................         --          230,000            815,478
    Payments under bank line of credit .....................................         --          (75,000)          (155,478)
    Deferred financing costs ...............................................       (5,466)       (33,075)           (63,230)
                                                                               -----------    -----------        -----------
            Net cash provided by financing activities ......................      371,421        385,616          2,748,036
                                                                               -----------    -----------        -----------
Increase (decrease) in cash and cash equivalents ...........................      (20,485)       104,530            106,419
Cash and Cash Equivalents, beginning of period .............................       51,332          1,889               --
                                                                               -----------    -----------        -----------
Cash and Cash Equivalents, end of period....................................  $    30,847    $   106,419        $   106,419
                                                                               ===========    ===========        ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     Iridium LLC ("Iridium") is devoting its present efforts to developing and commercializing a global wireless telephony system - the IRIDIUM(R) communications system (the "IRIDIUM System") - that will enable subscribers to send and receive telephone calls virtually anywhere in the world - all with one phone, one phone number and one customer bill.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium as of June 30, 1997, and the results of their operations for the three and six month periods ended June 30, 1997 and 1996, and the period from June 14, 1991 (inception) through June 30, 1997, and their cash flows for the six month period ended June 30, 1997 and 1996, and the period from June 14, 1991 (inception) through June 30, 1997. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage limited liability company and anticipates a net loss for the year. These financial statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the registration statement on Form S-1 (333-23419, 23419-01), dated June 9, 1997.

3.   MEMBERS' EQUITY

     On April 16, 1997, the Limited Liability Company Agreement of Iridium was amended to increase the authorized number of Class 1 Interests from 3,000,000 to 225,000,000. On May 9, 1997, Iridium effected a 75 for 1 subdivision of its Class 1 Membership Interests whereby each existing Class 1 Interest was subdivided into 75 Class 1 Interests. All interest and per interest data appearing in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for the subdivision.

     On May 9, 1997, Iridium entered into a definitive agreement with South Pacific Iridium Holdings Limited ("SPI"), an affiliate of P.T. Bakrie Communications Corporation ("Bakrie"), pursuant to which SPI agreed to acquire from Iridium 7,500,000 Class 1 Interests at $13.33 per interest. The transaction closed on May 30, 1997 with 40% of the total purchase price paid on that date, 10% payable on November 15, 1997 and 50% on May 15, 1998. The outstanding amount due will increase to approximately $70 million in the event SPI elects in full its right to defer a portion of the purchase price. In connection with its investment in Iridium, SPI has been allocated the South Pacific gateway service territory.

     On June 13, 1997, Iridium World Communications Ltd. ("IWCL"), a wholly-owned subsidiary of Iridium as of that date, consummated an initial public offering (the "Offering") of 12,000,000 shares of its Class A Common Stock which resulted in proceeds of approximately $225 million to IWCL (expenses of the offering were paid by Iridium). Pursuant to the 1997 Subscription Agreement between Iridium and IWCL, such proceeds were used to purchase

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12,000,000 Class 1 Interests in Iridium. Upon consummation of the Offering, all of the outstanding shares of IWCL held by Iridium were retired, and IWCL became a member of Iridium.

     Iridium declared approximately $1,316,000 and $839,000 in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended June 30, 1997 and 1996, respectively, and $3,607,000 and $839,000 for the six month periods ended June 30, 1997 and 1996, respectively.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 1997 and 1996, $32,032,000 and $4,905,000, respectively, of interest expense was incurred and capitalized to the system under construction. Interest paid was $7,931,000 during the six months ended June 30, 1997, and no amounts were paid for interest during the six months ended June 30, 1996.

     There were no income taxes paid during the six months ended June 30, 1997, and the amount paid for income taxes was $892,000 during the six months ended June 30, 1996.


5.   TRANSACTION WITH MEMBER

     TERRESTRIAL NETWORK DEVELOPMENT CONTRACT

     As a result of technological developments, changes in the desired product mix and features of the IRIDIUM services, the addition of enhanced system capabilities, and scheduling adjustments, Iridium entered into an amendment to the Terrestrial Network Development Contract ("TNDC") with Motorola, Inc. ("Motorola"), effective July 15, 1997. Aggregate payments under the TNDC, as so amended, are expected to be approximately $270 million.

     GUARANTEED BANK FACILITY

     In accordance with the Agreement Regarding the Guarantee between Iridium and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 40,912 warrants to purchase 3,068,400 Class 1 Interests were earned by Motorola during the six months ended June 30,1997. Iridium recognized $35,266,000 as expense during the six months ended June 30, 1997 to reflect the fair market value of the warrants earned by Motorola.

     On July 21, 1997, Iridium permanently reduced the commitment of the bank lenders in the Guaranteed Bank Facility from $750 million to $655 million. As a result of the reduction, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility prior to commercial activation (assumed to be in September 1998) is 140,862 warrants to purchase approximately 10,565,000 Class 1 Interests.

6.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

new accounting standards for the computation and manner of presentation of Iridium's loss per Class 1 Interest data. Iridium is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption of Statement 128, Iridium will be required to restate previously reported annual and interim loss per Class 1 Interest data in accordance with the provisions of Statement 128. Iridium does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its loss per Class 1 Interest data as currently or previously presented under APB 15.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Iridium is required to adopt the provisions of Statement 130 for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption of Statement 130, Iridium will be required to reclassify previously reported annual and interim financial statements. The disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported.

7.   SUBSEQUENT EVENTS

     On July 16, 1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A, and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B. The aggregate net proceeds received were approximately $745 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A and Series B Notes mature on July 15, 2005. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. The exercise price of each IWCL Warrant is $20.90 per share, exercisable at any time on or after one year from the date of original issuance, and expires on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium issued to IWCL 1,560,000 LLC Interest Warrants, each exerciseable for one Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. The LLC Interest Warrants are designed to be exercised upon the exercise of the IWCL Warrants.

     Iridium has received a commitment letter from Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and BZW, the investment banking division of Barclays Bank PLC, for a Secured Bank Facility in a principal amount up to $750 million, to be secured by substantially all of Iridium's assets and by the Reserve Capital Call, defined as the contractual commitment by 17 of Iridium's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest. Borrowings under the Secured Bank Facility would mature on December 31, 1998, subject to Iridium's right to extend such maturity until June 30, 1999 if it can demonstrate by October 31, 1998 that it has sufficient available or committed financing for its projected capital and operating expenses under its business plan through such extended maturity. The availability of the Secured Bank Facility is subject to significant conditions, including the execution of satisfactory definitive documentation, technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources.

ITEM 2.

                       IRIDIUM WORLD COMMUNICATIONS LTD.
                                      AND
                                  IRIDIUM LLC
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     IWCL is a member of Iridium and has no other business. IWCL's sole assets are its Class 1 Interests in Iridium and its LLC Interest Warrants, and IWCL's results of operations reflect its proportionate share of the results of operations of Iridium on an equity accounting basis.

     Iridium is currently devoting its entire efforts to establishing and commercializing the IRIDIUM communications system (the "Iridium System"). As such, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations. See IWCL's and Iridium's financial statements and notes thereto included elsewhere in this quarterly report.

FORWARD LOOKING INFORMATION

     Iridium is a development stage enterprise. Accordingly, many statements in this report are forward looking. Examples of such forward looking statements include, but are not limited to, the statements concerning Iridium's operations, funding needs, financial sources, schedule for commencement of commercial operations, the estimate of the last year in which Iridium will have negative cash flow and a net increase in year-end borrowings, and future regulatory approvals, as well as information concerning expected characteristics of competing systems and expected actions of third parties such as equipment suppliers, gateway operators, service providers and roaming partners. These forward looking statements are based on a number of assumptions and are inherently predictive and speculative. One or more of the assumptions underlying such forward looking statements is likely to be incorrect. Therefore, actual results may be materially different from those expressed or implied by such statements.

     Factors which may cause IWCL's or Iridium's results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, (i) Iridium's absence of current revenues, highly leveraged capital structure and significant additional funding needs, (ii) delays and cost overruns related to the construction and deployment of the IRIDIUM System,
(iii) technological risks related to the development and implementation of the various components of the IRIDIUM System, (iv) customer acceptance of Iridium's services, (v) satellite launch, operations and maintenance risks, (vi) risks associated with the need to obtain operating licenses in the numerous countries where Iridium assumes it will provide its services, (vii) competition from satellite and terrestrial communications services and (viii) Iridium's dependence on Motorola, Inc. ("Motorola") and its other members for the construction and operation of the IRIDIUM System and the distribution and marketing of Iridium's services. These factors, and other factors that may materially affect Iridium's operations, are described in greater detail in the Securities and Exchange Commission filings of IWCL and Iridium, including
Exhibit 99.1 to this report.

LIQUIDITY AND CAPITAL RESOURCES

     Funding Requirements

     Iridium will require substantial amounts of continued outside financing to acquire and develop its assets and to commence operations. With respect to the IRIDIUM System, Iridium and Motorola have entered into (i) the Space System Contract for the design, development, production and delivery in orbit of the space segment, (ii) the Terrestrial Network Development Contract to design the gateway hardware and software, and (iii) the Operations and Maintenance

Contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium is being used and will continue to be used to make payments to Motorola under the Space System Contract and, to a lesser extent, the Terrestrial Network Development Contract. The Space System Contract provides for a fixed price of $3.45 billion (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract. Payments under the Operations and Maintenance Contract will be payable quarterly and are expected to aggregate approximately $2.88 billion over such contract's initial five-year term (assuming commencement of commercial operations on September 23, 1998 and no excusable delays), in addition to the cost of certain spare satellites at the completion of the contract. The payments increase each year, ranging from quarterly payments of $129.4 million in 1998 to $157.4 million in 2003 to $171.4 million in 2005. If Iridium exercises its option to extend the Operations and Maintenance Contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.33 billion (assuming commencement of commercial operations on September 23, 1998 and no excusable delays). The Terrestrial Network Development Contract provides for payments aggregating approximately $270 million through 1999. As a result of technological developments, changes in the product mix of the IRIDIUM Service, and scheduling adjustments, including the implementation of ICRS (Iridium Cellular Roaming Service) into Iridium's service offerings, there have been, and Iridium anticipates there will be, amendments and interpretations of the Space System Contact, the Terrestrial Network Development Contract and the Operations and Maintenance Contract and other agreements and letters with Motorola which may increase the total costs of these contracts. Iridium's estimate of the cost of anticipated amendments is reflected in Iridium's estimates of its funding requirements.

     Through June 30, 1997, Iridium has incurred expenditures totaling $2.54 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $96 million under the Terrestrial Network Development Contract. Based on current estimates and the current planned schedule, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows:

                                                1997        1998        1999
                                              --------    --------    --------
                                                        (in millions)
Space System Contract......................   $   477     $   589          --
Terrestrial Network Development Contract...        68          47     $    91
Operations and Maintenance Contract........        --         140         538

     Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. Iridium's interest expense will increase significantly as a result of its financing plan. During commercialization, Iridium will be required to make payments to Motorola under the Operations and Maintenance Contract. After December 31, 1999 (the last year in which Iridium projects negative cash flow and a net increase in year-end outstanding borrowings), Iridium's obligations relating to the Operations and Maintenance Contract and funds needed for working capital, capital expenditures and debt service are anticipated to be funded through operations. Iridium anticipates cash funding requirements of approximately $4.365 billion through September 1998, the month Iridium expects to commence commercial operations, and $5.1 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowing.

     The foregoing information reflects Iridium's current estimate of its funding requirements through year-end 1999. Actual amounts may be expected to vary from such estimates for a variety of reasons, including unforeseen construction, integration or regulatory delays or launch failures.

     Sources of Funding

     As of June 30, 1997, Iridium had equity investments of $1.982 billion, including approximately $224 million in net proceeds from the IWCL initial public offering and $60 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. At June 30, 1997, debt equaled approximately $900 million, including a $750 million Guaranteed Bank Facility, under which $660 million was outstanding as of June 30, 1997. On July 21, 1997, Iridium permanently reduced the bank commitments under the Guaranteed Bank Facility to $655 million. Borrowings under the Guaranteed Bank Facility are guaranteed by Motorola (the "Motorola Guarantee").

     On July 16, 1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A, and one IWCL Warrant, representing the right to purchase 5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B, for aggregate net proceeds of approximately $745 million. The Series A and Series B Notes mature on July 15, 2005.

     Pursuant to the Memorandum of Understanding, dated July 11, 1997, between Iridium and Motorola ("Motorola MOU"), Motorola has conditionally agreed to guarantee up to $350 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or another credit facility on identical terms (the "Motorola Additional Guarantee"), provided that borrowings under such additional indebtedness are made on or prior to February 28, 1999. Borrowings under the Guaranteed Bank Facility mature in August 1998. Pursuant to the Motorola MOU, Motorola has agreed to extend the Motorola Guarantee (including the Motorola Additional Guarantee, if committed) until after July 15, 2005, if the Guaranteed Bank Facility is so extended. Iridium believes it would be able to amend the Guaranteed Bank Facility to increase its amount and to extend its maturity, if it so requests. There can be no assurance, however, that the bank lenders will agree to increase the amount of the Guaranteed Bank Facility or to extend the term of the Guaranteed Bank Facility, if so requested by Iridium, or that any such other identical credit facility would be available.

     Iridium has received a commitment letter from Chase Securities, Inc., The Chase Manhattan Bank, Barclays Bank PLC and BZW, the investment banking division of Barclays Bank PLC, for a bank facility (the "Secured Bank Facility") in a principal amount up to $750 million, to be secured by substantially all of Iridium's assets and by the Reserve Capital Call (as defined). The availability of the Secured Bank Facility is subject to significant conditions, including execution of satisfactory definitive documentation, technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources. Borrowings under the Secured Bank Facility would mature on December 31, 1998, subject to Iridium's right to extend such maturity until June 30, 1999 if it can demonstrate by October 31, 1998 that is has sufficient available or committed financing for its projected capital and operating expenses under its business plan through such extended maturity. After giving effect to the $745 million received from the Notes on July 16, 1997, and assuming approximately $650 million of borrowings under the Guaranteed Bank Facility (extended through Iridium's commencement of commercial operations as discussed above) and full utilization of the Secured Bank Facility, Iridium expects to have sufficient cash to meet its anticipated funding requirements through September 1998, the month Iridium expects to commence commercial operations. Iridium is seeking other senior secured bank financing in order to meet its expected funding requirements through at least year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings.

     Additional financing may also need to be obtained through the issuance of equity or debt securities in the public or private markets. The availability and terms of any such financing are uncertain and are dependent, in part, on market conditions existing at the time of any proposed financing. Iridium's estimated funding requirements will increase, perhaps substantially, in the event of unexpected cost increases or schedule delays. Additional equity financing, if pursued, may be raised either privately from strategic or financial investors, or through additional public offerings. Pursuant to the Motorola MOU, Iridium agreed that, to the extent the net proceeds to Iridium of senior note offerings prior to December 31, 1997 including the Series A and Series B Notes) exceed $650 million, it will apply such excess to a prepayment of the Guaranteed Bank Facility and to a permanent reduction of the commitments of the lenders thereunder (provided that such commitments need not be reduced to an amount less than $275 million). On July 21, 1997 such commitments were reduced to $655 million as a result of the High Yield Offering discussed above.

     In connection with the Secured Bank Facility, the bank lenders will require a security interest in substantially all of Iridium's assets and the Reserve Capital Call, defined as the contractual commitment by 17 of Iridium's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest. The bank lenders also will require that the membership interests in Iridium, or any company to which all or substantially all of Iridium's assets are transferred, be pledged as security under the Secured Bank Facility. In connection with granting such security interest, Iridium expects to enter into a transaction whereby Iridium expects to establish a new wholly-owned subsidiary and transfer all or substantially all of its assets and liabilities to that subsidiary with Iridium remaining as a holding company for the new entity. Iridium would then pledge all of the membership interests in the new entity to the bank lenders in connection with the Secured Bank Facility. The new entity is expected to be a member-managed limited liability company with Iridium acting as the sole member and would assume Iridium's obligations with respect to currently outstanding indebtedness of Iridium.

     As a result of Iridium's outstanding debt and the expected incurrence of significant additional indebtedness required to meet its capital requirements, Iridium will have substantial indebtedness. The debt instruments governing indebtedness contain restrictions on, among other things, the incurrence of indebtedness. Iridium's ability to meet all of its debt service obligations when due will require it to generate significant cash flow from operations or, if necessary, make additional borrowings to refinance its outstanding indebtedness. No assurance can be made that Iridium will be able to generate sufficient cash flow to meet its debt service obligations or will be able to refinance indebtedness.

OPERATIONS

     Iridium is a development stage company and, as such, will not generate any revenues from operations until the IRIDIUM System is constructed and deployed, and commercial operations commence, which is currently anticipated to be in September 1998. To date, Iridium's only source of income has been interest income on the cash and investment balances from the proceeds of equity commitments, which amounted to approximately $12.9 million from July 29, 1993 (the "Initial Capital Contribution Date") to June 30, 1997. During the same period, Iridium recorded a net loss of $203 million. In addition, during the years ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Iridium to Motorola pursuant to a reimbursement agreement.

     As a development stage company, Iridium has incurred losses since its inception and will continue to do so for the forseeable future. Iridium's ability to become profitable and generate positive cash flow is dependent on the successful commencement of the operation of the IRIDIUM System, wide subscriber acceptance and numerous other factors.

     Capitalization of Costs

     All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the acceptance of title for each such satellite. Depreciation related to the ground control stations commences with the placement in service of each such station. Capitalized amounts under the

Space System Contract and the Terrestrial Network Development Contract aggregated $2.64 billion through June 30, 1997. In addition, costs incurred in connection with the issuance by Iridium of Class 1 Interests are reflected as a reduction of additional paid-in capital and debt issuance costs are deferred. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest expenses have and will also be capitalized.

     A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. Any payments under the Operations and Maintenance Contract not capitalized will be expensed in the year paid.

     Operating Expenses

     For the period from the Initial Capital Contribution Date through June 30, 1997, marketing, general and administrative expenses were approximately $208 million. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

     Interest Expense

     Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the system is under construction and will be depreciated thereafter. This has resulted in all interest costs being capitalized during 1995, 1996, and the three and six month periods ended June 30,1997, and will likely have similar results for the remainder of 1997, with a meaningful portion of interest cost expensed in 1998 and all interest cost expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2 % Senior Subordinated Notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's balance sheet.

     Income Taxes

     Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to
U. S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income.

PART II

ITEM 1.      LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 9, 1997, Iridium and IWCL's registration statement (Registration No. 333-23419 and 333-23419-01) with respect to the initial public offering (the "IWCL IPO") of 12,000,000 IWCL Class A Common Shares (the "Shares") was declared effective by the Securities and Exchange Commission. Merrill Lynch International, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Goldman Sachs International acted as the International Representatives, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, DLJ, and Goldman, Sachs & Co. acted as the U.S. Representatives in connection with the IWCL IPO. Pursuant to the IWCL IPO, 12,000,000 Shares were offered for sale at an offering price of $20.00 per share, for an aggregate offering price of $240,000,000. All 12,000,000 shares sold were sold in the IWCL IPO, which was consummated on June 13, 1997.

     In connection with the IWCL IPO, the underwriting discount was an aggregate of $14,400,000, or $1.20 per share, and the net offering proceeds to IWCL from the IWCL IPO were $225,600,000. IWCL and Iridium reasonably estimated that approximately $2,000,000 in other expenses were incurred in connection with the IWCL IPO. Those expenses were borne entirely by Iridium. None of the expenses (including the underwriting discount) was paid to any director, officer, ten-percent owner or other affiliated party of Iridium or IWCL.

     IWCL used the net proceeds of the offering to purchase 12,000,000 Class 1 Interests of Iridium pursuant to a 1997 Subscription Agreement between IWCL and Iridium. IWCL owns approximately 8.5% of Iridium's outstanding Class 1 Interests.

     Iridium is using and will continue to use the net proceeds from the sale of its Class 1 Interests to IWCL primarily for milestone payments due to Motorola under the Space System Contract and the Terrestrial Network Development Contract and to a lesser extent for other general corporate purposes. Motorola owns 18.8% of the Class 1 Interests of Iridium.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5.      OTHER INFORMATION

     Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

             Exhibit No.      Description
             -----------      -----------
             11.1             Computation of Loss Per Class A Common Share

             11.2             Computation of Loss per Class 1 Interest

             99.1             Certain of the Factors Which May Affect Forward
                              Looking Statements

             (b)   Reports on Form 8-K

                   On July 18, 1997, the registrants filed a report describing an anomaly with respect to one of the IRIDIUM satellites.

                      IRIDIUM WORLD COMMUNICATIONS LTD.

                                  ---------
                                 IRIDIUM LLC

               (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  ---------
                                  SIGNATURES

                                  ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their behalf by the undersigned thereunto duly authorized:




/s/ Edward F. Staiano                      /s/ Roy T. Grant
-----------------------------------        ------------------------------------
Dr. Edward F. Staiano                      Roy T. Grant
Chief Executive Officer, Iridium           Chief Financial Officer, Iridium
World Communications Ltd.                  World Communications Ltd.




/s/ Edward F. Staiano                      /s/ Roy T. Grant
-----------------------------------        ------------------------------------
Dr. Edward F. Staiano                      Roy T. Grant
Chief Executive Officer, Iridium LLC       Chief Financial Officer, Iridium LLC


Date:  August 11, 1997

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                  DESCRIPTION OF EXHIBIT                         PAGE
------                  ----------------------                         ----
11.1         Computation of Loss Per Class A Common Share               22

11.2         Computation of Loss per Class 1 Interest                   23

27           Financial Data Schedule                                    24

99.1         Certain of the Factors Which May Affect Forward
             Looking Statements                                         25