Form 10-Q
period 1997-09-30
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP
filed 1997-11-07
CIK 1035442, 948421, 1042683, 1042684, 1042685

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                       IRIDIUM WORLD COMMUNICATIONS LTD.
             (Exact name of Registrant as specified in its charter)

                 BERMUDA                                0-22637                         52-2025291
       (State or other jurisdiction             (Commission file Number)             (I.R.S. Employer
    of incorporation or organization)                                              Identification No.)

           CLARENDON HOUSE, 2 CHURCH STREET, HAMILTON HM 11, BERMUDA
                                 (441) 295-5950
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ---------------

                                  IRIDIUM LLC
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              0-22637-01                   52-1984342
        (State or other jurisdiction            (Commission file Number)          (I.R.S. Employer
      of incorporation or organization)                                          Identification No.)

                 1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ---------------

                          IRIDIUM CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                             333-31741-03                     52-2048739
       (State or other jurisdiction             (Commission file Number)            (I.R.S. Employer
     of incorporation or organization)                                            Identification No.)

                 1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                ---------------

                                 IRIDIUM IP LLC
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                333-31741-01                        52-2048736
         (State or other jurisdiction                (Commission file Number)               (I.R.S. Employer
       of incorporation or organization)                                                   Identification No.)

                 1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ---------------

                              IRIDIUM ROAMING LLC
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              333-31741-02                        52-2048734
        (State or other jurisdiction              (Commission file Number)               (I.R.S. Employer
      of incorporation or organization)                                                 Identification No.)

                 1575 EYE STREET, N.W., WASHINGTON, D.C. 20005
                                 (202) 408-3800
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                            Yes       No  X*
                                                ---      ---

* Iridium Capital Corporation, Iridium IP LLC and Iridium Roaming LLC became subject to the filing requirements of Section 15 (d) on September 8, 1997.


                                                     SHARES OUTSTANDING
                  CLASS                             AT OCTOBER 31, 1997
     --------------------------------             -----------------------
          Common Stock, Class A
          $0.01 par value per share                       12,000,000

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                ---------------

                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                ---------------

                          IRIDIUM CAPITAL CORPORATION

                                 IRIDIUM IP LLC

                              IRIDIUM ROAMING LLC

                                ---------------

                               INDEX TO FORM 10-Q

                                ---------------

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                       ----------------
PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             IRIDIUM WORLD COMMUNICATIONS LTD.

             Condensed Balance Sheets
                 September 30, 1997 and December 31, 1996                                                      5

             Unaudited Condensed Statements of Loss
                 For the three and nine months ended September 30, 1997                                        6

             Unaudited Condensed Statement of Cash Flows
                 For the nine months ended September 30, 1997                                                  7

             Notes to Unaudited Condensed Financial Statements                                                 8

             IRIDIUM LLC, IRIDIUM CAPITAL CORPORATION, IRIDIUM IP LLC,
             IRIDIUM ROAMING LLC

             Condensed Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996                                                      9

             Unaudited Condensed Consolidated Statements of Loss
                 For the three months ended September 30, 1997 and 1996
                 and the nine months ended September 30, 1997 and 1996                                         10

             Unaudited Condensed Consolidated Statements of Cash Flows
                 For the nine months ended September 30, 1997 and 1996                                         11

             Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                                               12

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                ---------------

                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                ---------------

                          IRIDIUM CAPITAL CORPORATION

                                 IRIDIUM IP LLC

                              IRIDIUM ROAMING LLC

                                ---------------

                               INDEX TO FORM 10-Q

                                ---------------

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                         --------------
ITEM 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                           16

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings                                                                                 21

ITEM 2       Changes in Securities and Use of Proceeds                                                         21

ITEM 3       Defaults upon Senior Securities                                                                   21

ITEM 4       Submission of Matters to a Vote of Security Holders                                               21

ITEM 5       Other Information                                                                                 21

ITEM 6       Exhibits and Reports on Form 8-K                                                                  21

SIGNATURES                                                                                                     22


EXHIBIT INDEX                                                                                                  23

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                                   SEPTEMBER 30,
                                                                                   DECEMBER 31,         1997
                                                                                      1996          (UNAUDITED)
                                                                                    ----------      -----------
                             ASSETS
 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -       $        -
 Investment in Iridium LLC . . . . . . . . . . . . . . . . . . . . . . . . . .              -          234,674
                                                                                    ---------       ----------
       Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -       $  234,674
                                                                                    =========       ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -       $        -
 Stockholders' equity:
   Class B Common stock, non-voting, par value $0.01; 2,500,000 shares
       authorized; none issued or outstanding  . . . . . . . . . . . . . . . .              -                -
   Class A Common stock, voting, par value $0.01; 50,000,000 shares
       authorized; 1,200,000 and 12,000,000 issued and outstanding . . . . . .             12              120
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .              -          242,593
 Subscription receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            (12)               -
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . .              -           (8,039)
                                                                                    ---------       ----------
       Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .              -          234,674
                                                                                    ---------       ----------
       Total liabilities and stockholders' equity  . . . . . . . . . . . . . .      $       -       $  234,674
                                                                                    =========       ==========



   The accompanying notes are an integral part of these unaudited condensed financial statements

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1997     SEPTEMBER 30, 1997
                                                                            ------------------     ------------------
 Equity in loss of Iridium LLC . . . . . . . . . . . . . . . . . . . . . .     $      7,260           $     8,039
                                                                               ------------           -----------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      7,260           $     8,039
                                                                               ============           -----------
 Net loss per Class A Common share . . . . . . . . . . . . . . . . . . . .     $       0.61           $      1.62
                                                                               ============           ===========
 Weighted average shares used in computing
     net loss per Class A Common share . . . . . . . . . . . . . . . . . .      12,000,000              4,967,033
                                                                               ===========            ===========



   The accompanying notes are an integral part of these unaudited condensed financial statements

                       IRIDIUM WORLD COMMUNICATIONS LTD.


                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997



 Cash Flows From Operating Activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (8,039)
   Adjustment to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of Iridium LLC  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,039
                                                                                                        ----------
 Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -
                                                                                                        ----------

 Cash Flows From Investing Activities:
   Investment in Iridium LLC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (242,713)
                                                                                                          --------
 Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (242,713)
                                                                                                          --------

 Cash Flows From Financing Activities:
   Net proceeds from equity offering . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         225,600
   Proceeds from Warrants issued in conjunction with Iridium LLC Senior Notes  . . . . . . . . . .          17,113
   Proceeds from Class A Common Stock subscribed . . . . . . . . . . . . . . . . . . . . . . . . .              12
   Retirement of Class A Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (12)
                                                                                                        ----------
 Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         242,713
                                                                                                        ----------

 Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .               -
                                                                                                        ----------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        -
                                                                                                        ==========


    The accompanying notes are an integral part of these unaudited condensed financial statements

                       IRIDIUM WORLD COMMUNICATIONS LTD.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of Iridium World Communications Ltd. ("IWCL") as of September 30, 1997 and its results of operations for the three and nine month periods then ended, and its cash flows for the nine month period then ended. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statement and footnotes thereto included in the registration statement on Form S-1 (333-23419, 23419-01), dated June 9, 1997.

         Since its inception on December 12, 1996 through September 30, 1997, IWCL has not entered into any operating transactions or incurred any expenses. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations expected in the future.

         In March and June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997 IWCL consummated the Offering and issued 12,000,000 shares. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC ("Iridium"), approximately $225 million in net proceeds from the Offering were invested in Iridium Class 1 Membership Interests, at which time the outstanding shares of Class A Common Stock held by Iridium were retired, and IWCL became a member of Iridium.

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

3.       STOCKHOLDERS' EQUITY

         On July 16,1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant, representing the right to purchase 5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. IWCL is not an obligor of the Series A Notes or Series B Notes. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. Approximately $17,113,000 of the proceeds of the High Yield Offering was allocated to the purchase price of the IWCL Warrants. The exercise price of each IWCL Warrant is $20.90 per share. The IWCL Warrants are exercisable at anytime on or after one year from the date of original issuance and expire on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium issued to IWCL 1,560,000 LLC Interest Warrants, each exerciseable for one Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. The LLC Interest Warrants are designed to be exercised upon the exercise of the IWCL Warrants.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)


                                                                                                    SEPTEMBER 30,
                           ASSETS                                                 DECEMBER 31,          1997
                                                                                     1996            (UNAUDITED)
                                                                                  -------------     -------------
 Current assets :
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        $    1,889        $    9,189
   Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,476            13,618
   Prepaid expenses and other current assets . . . . . . . . . . . . . . . .             7,154            14,853
                                                                                    ----------        ----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            12,519            37,660
 Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .             2,065         1,008,450
 System under construction . . . . . . . . . . . . . . . . . . . . . . . . .         2,376,884         2,003,472
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            42,613           141,303
                                                                                    ----------        ----------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,434,081        $3,190,885
                                                                                    ==========        ==========

                   LIABILITIES AND MEMBERS' EQUITY
 Current liabilities :
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .        $   17,937        $   49,614
   Accounts payable to Member  . . . . . . . . . . . . . . . . . . . . . . .           100,563           130,258
   Guaranteed bank facility, current portion . . . . . . . . . . . . . . . .                 -           235,000
                                                                                    ----------        ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .           118,500           414,872
 Guaranteed bank facility  . . . . . . . . . . . . . . . . . . . . . . . . .           505,000                 -
 Long term debt due to Members . . . . . . . . . . . . . . . . . . . . . . .           230,904           262,035
 Senior Notes, Series A and Series B . . . . . . . . . . . . . . . . . . . .                 -           753,478
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,648             6,972
                                                                                    ----------        ----------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           862,052         1,437,357
                                                                                    ----------        ----------
 Commitments and contingencies
 Members' equity :
   Class 2 Interests, authorized 50,000 interests for Series M;
   authorized an aggregate of 300,000 interests for Series A,
   Series B and Series C:
     Series M, convertible, no interest issued and outstanding . . . . . . .                 -                 -
     Series A, redeemable, convertible, 46,977 and 38,511
      interests issued and outstanding; liquidation value of $38,511 . . . .            46,977            38,511
     Series B, redeemable, 1 interest issued and outstanding . . . . . . . .                 -                 -
     Series C, redeemable, 75 interests issued and outstanding . . . . . . .                 -                 -
   Class 1 Interests, authorized 225,000,000 interests, 120,836,025
     and 141,219,180 interests issued and outstanding  . . . . . . . . . . .         1,659,625         2,019,107
   Deferred Class 1 Interests compensation . . . . . . . . . . . . . . . . .                 -            (1,568)
   Deficit accumulated during the development stage  . . . . . . . . . . . .          (133,840)         (301,789)
   Adjustment for minimum pension liability  . . . . . . . . . . . . . . . .              (733)             (733)
                                                                                    ----------        ----------
     Total Members' equity . . . . . . . . . . . . . . . . . . . . . . . . .         1,572,029         1,753,528
                                                                                    ----------        ----------
     Total liabilities and Members' equity . . . . . . . . . . . . . . . . .        $2,434,081        $3,190,885
                                                                                    ==========        ==========


   The accompanying notes are an integral part of these unaudited condensed financial statements

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)





                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------

                                                        1996                1997             1996              1997
                                                    --------------     --------------    --------------     ------------
 Operating expenses
   Sales, general and administrative. . . . . . .      $    19,466        $    39,061       $    37,911       $   122,926
   Depreciation and amortization. . . . . . . . .              155             45,936               441            46,539
                                                       -----------        -----------       -----------       -----------
     Total operating expenses . . . . . . . . . .           19,621             84,997            38,352           169,465
 Other income
   Interest income, net . . . . . . . . . . . . .              502                902             2,217             1,516
                                                       -----------        -----------       -----------       -----------
 Loss before provision for income taxes . . . . .           19,119             84,095            36,135           167,949
 Provision for income taxes . . . . . . . . . . .            5,113                  -             5,600                 -
                                                       -----------        -----------       -----------       -----------
 Net loss . . . . . . . . . . . . . . . . . . . .      $    24,232        $    84,095       $    41,735       $   167,949
                                                       ===========        ===========       ===========       ===========
 Preferred dividend requirement . . . . . . . . .            1,580              1,317             2,419             4,924
                                                       -----------        -----------       -----------       -----------
 Net loss applicable to Class 1 Interests . . . .      $    25,812        $    85,412       $    44,154       $   172,873
                                                       ===========        ===========       ===========       ===========
 Net loss per Class 1 Interest. . . . . . . . . .      $      0.21        $      0.60       $      0.37       $      1.33
                                                       ===========        ===========       ===========       ===========
 Weighted average interests used in
   computing net loss per Class 1 Interest. . . .      120,821,421        141,219,180       119,523,754       130,065,304
                                                       ===========        ===========       ===========       ===========

                                                        PERIOD
                                                         FROM
                                                    JUNE 14, 1991
                                                     (INCEPTION)
                                                       THROUGH
                                                     SEPTEMBER 30,
                                                         1997
                                                    --------------
 Operating expenses
   Sales, general and administrative. . . . . . .     $ 258,753
   Depreciation and amortization. . . . . . . . .        48,844
                                                      ---------
     Total operating expenses . . . . . . . . . .       307,597
 Other income
   Interest income, net . . . . . . . . . . . . .        13,779
                                                      ---------
 Loss before provision for income taxes . . . . .       293,818
 Provision for income taxes . . . . . . . . . . .         7,971
                                                      ---------
 Net loss . . . . . . . . . . . . . . . . . . . .     $ 301,789
                                                      =========
 Preferred dividend requirement . . . . . . . . .

 Net loss applicable to Class 1 Interests . . . .

 Net loss per Class 1 Interest. . . . . . . . . .

 Weighted average interests used in
   computing net loss per Class 1 Interest. . . .

   The accompanying notes are an integral part of these unaudited condensed financial statements

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                            PERIOD FROM
                                                                                                           JUNE 14, 1991
                                                                                                            (INCEPTION)
                                                                       NINE MONTHS ENDED SEPTEMBER 30,        THROUGH
                                                                       -------------------------------      SEPTEMBER 30,
                                                                             1996              1997             1997
                                                                       ---------------    -------------     -------------
  Cash Flows From Operating Activities:
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (41,735)    $   (167,949)    $   (301,789)
    Adjustments to reconcile net loss to net cash
      used in operating activities -
      Depreciation and amortization . . . . . . . . . . . . . . . .                441           46,539           48,844
      Employee Class 1 Interests compensation . . . . . . . . . . .                  -               38               38
      Expense recognized for warrants issued in
        connection with debt guarantee. . . . . . . . . . . . . . .              7,793           48,631           74,350
      Changes in assets and liabilities:
        Increase in prepaids and other current assets . . . . . . .               (414)          (7,699)         (14,853)
        Increase in due from affiliates . . . . . . . . . . . . . .               (259)         (10,142)         (13,618)
        Increase in other assets. . . . . . . . . . . . . . . . . .             (7,031)         (36,825)         (53,198)
        Increase in accounts payable and accrued expenses . . . . .             15,261           33,232           51,169
        (Decrease) increase in other liabilities. . . . . . . . . .             12,878             (676)           6,802
                                                                          ------------     ------------     ------------
          Net cash used in operating activities . . . . . . . . . .            (13,066)         (94,851)        (202,255)
                                                                          ------------     ------------     ------------
  Cash Flows From Investing Activities:
    Purchases of property and equipment . . . . . . . . . . . . . .             (1,054)          (4,189)          (8,559)
    Additions to system under construction. . . . . . . . . . . . .           (508,173)        (614,045)      (2,862,802)
                                                                          ------------     ------------     ------------
          Net cash used in investing activities . . . . . . . . . .           (509,227)        (618,234)      (2,871,361)
                                                                          ------------     ------------     ------------
  Cash Flows From Financing Activities:
    Net proceeds from issuance of Class 1 and 2 interests . . . . .            183,229          283,666        1,932,794
    Net proceeds from issuance of senior notes
        and warrants. . . . . . . . . . . . . . . . . . . . . . . .            238,453          745,939          984,392
    Borrowings under bank line of credit. . . . . . . . . . . . . .            100,402          410,000          915,000
    Payments under bank line of credit. . . . . . . . . . . . . . .                  -         (680,000)        (680,000)
    Deferred financing costs. . . . . . . . . . . . . . . . . . . .            (22,173)         (39,220)         (69,381)
                                                                          ------------     ------------     ------------
          Net cash provided by financing activities . . . . . . . .            499,911          720,385        3,082,805
                                                                          ------------     ------------     ------------
  Increase (decrease) in cash and cash equivalents. . . . . . . . .            (22,382)           7,300            9,189
  Cash and Cash Equivalents, beginning of period. . . . . . . . . .             51,332            1,889                -
                                                                          ------------     ------------     ------------
  Cash and Cash Equivalents, end of period. . . . . . . . . . . . .       $     28,950     $      9,189     $      9,189
                                                                          ============     ============     ============


   The accompanying notes are an integral part of these unaudited condensed financial statements

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

2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium and subsidiaries as of September 30, 1997, and the results of their operations for the three and nine month periods ended September 30, 1997 and 1996, and the period from June 14, 1991 (inception) through September 30, 1997, and their cash flows for the nine month period ended September 30, 1997 and 1996, and the period from June 14, 1991 (inception) through September 30, 1997. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations expected in the future, although the Company will continue to be a development stage limited liability company and anticipates a net loss for the year. These financial statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the registration statement on Form S-1 (333-23419, 23419-01), dated June 9, 1997.

3.       ACCOUNTING FOR SATELLITES LOST AT LAUNCH OR FAILING IN ORBIT

         The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service.

4.       MEMBERS' EQUITY

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

         On May 9, 1997, Iridium entered into a definitive agreement with South Pacific Iridium Holdings Limited ("SPI"), an affiliate of P.T. Bakrie Communications Corporation ("Bakrie"), pursuant to which SPI acquired from Iridium 7,500,000 Class 1 Interests at $13.33 per interest. The transaction closed on May 30, 1997 with 40% of the total purchase price paid on that date and the remainder due on or before May 1998. Through September 30, 1997, Iridium has received an aggregate of $59.2 million from SPI in satisfaction of the commitment.

         On June 13, 1997, Iridium World Communications Ltd. ("IWCL"), a wholly-owned subsidiary of Iridium as of that date, consummated an initial public offering (the "Offering") of 12,000,000 shares of its Class A Common Stock which resulted in proceeds of approximately $225 million to IWCL (expenses of the offering were paid by Iridium). Pursuant to the 1997 Subscription Agreement between Iridium and IWCL, such proceeds were used to purchase 12,000,000 Class 1 Interests in Iridium. Upon consummation of the Offering, all of the outstanding shares of IWCL held by Iridium were retired, and IWCL became a member of Iridium.

                                  IRIDIUM LLC
               (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Iridium declared approximately $1,317,000 and $1,580,000 in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended September 30, 1997 and 1996, respectively, and $4,924,000 and $2,419,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine months ended September 30, 1997 and 1996, $80,970,000 and $14,934,000, respectively, of interest expense was incurred and capitalized to the system under construction. Interest paid was $24,344,000 during the nine months ended September 30, 1997, and no amounts were paid for interest during the nine months ended September 30, 1996.

         There were no income taxes paid during the nine months ended September 30, 1997, and the amount paid for income taxes was $6,192,000 during the nine months ended September 30, 1996.

6.       TRANSACTIONS WITH MEMBER

         TERRESTRIAL NETWORK DEVELOPMENT CONTRACT

         As a result of technological developments, changes in the desired product mix and features of the IRIDIUM services, the addition of enhanced system capabilities, and scheduling adjustments, Iridium entered into an amendment to the Terrestrial Network Development Contract ("TNDC") with Motorola, Inc. ("Motorola"), effective July 15, 1997. Aggregate payments under the TNDC, as so amended, are expected to be approximately $284 million.

         GUARANTEED BANK FACILITY

         In accordance with the Agreement Regarding Guarantee between Iridium and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 56,416 warrants to purchase 4,231,200 Class 1 Interests were earned by Motorola during the nine months ended September 30,1997. Iridium recognized $48,631,000 as expense during the nine months ended September 30, 1997 in connection with the warrants earned by Motorola.

         On July 21, 1997, Iridium permanently reduced the commitment of the bank lenders under the Guaranteed Bank Facility from $750 million to $655 million. On October 22, 1997, the commitment of the bank lenders under the Guaranteed Bank Facility was further permanently reduced from $655 million to $450 million. As a result of the reduction, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility until maturity in August 1998 is 110,085 warrants to purchase approximately 8,256,375 Class 1 Interests.

7.       LONG TERM DEBT

         On July 16, 1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The aggregate net proceeds received were approximately $746 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the

                                  IRIDIUM LLC
               (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A and Series B Notes mature on July 15, 2005. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. The exercise price of each IWCL Warrant is $20.90 per share, exercisable at any time on or after one year from the date of original issuance, and expires on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium issued to IWCL 1,560,000 LLC Interest Warrants, each exerciseable for one Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. The LLC Interest Warrants provide that one LLC Interest Warrant must be exercised upon the exercise of each IWCL Warrant. Approximately $17,113,000 of the proceeds of the High Yield Offering was allocated to the purchase price of the Iridium Interest Warrants.

         Iridium has received a commitment letter from Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and BZW, the investment banking division of Barclays Bank PLC, for a Secured Bank Facility in a principal amount up to $750 million, to be secured by substantially all of Iridium's assets and by the Reserve Capital Call, defined as the contractual commitment by 17 of Iridium's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest. Borrowings under the Secured Bank Facility would mature on September 30, 1998, subject to Iridium's right to extend such maturity until June 30, 1999 if it can demonstrate by July 1, 1998 that it has sufficient available or committed financing for its approved project costs through such extended maturity. The availability of the Secured Bank Facility is subject to significant conditions, including the execution of satisfactory definitive documentation, technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources.

8.       NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of Iridium's loss per Class 1 Interest data. Iridium is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption of Statement 128, Iridium will be required to restate previously reported annual and interim loss per Class 1 Interest data in accordance with the provisions of Statement 128. Iridium does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its loss per Class 1 Interest data as currently or previously presented under APB 15.

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

9.       SUBSEQUENT EVENT

         On October 17, 1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering of $300 million principal amount of 11 1/4% Senior Notes due 2005, Series C ("Series C Notes"). The Series C Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The net proceeds received were approximately $293 million. Interest on the Series C Notes is payable in cash semi-annually on January 15th and July 15th of each year,

                                  IRIDIUM LLC
               (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commencing on January 15, 1998. The Series C Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series C Notes mature on July 15, 2005.

10.      IRIDIUM SUBSIDIARIES

         Iridium's Series A Notes, Series B Notes and Series C Notes are co-issued by Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC and Iridium IP LLC (together with Capital, the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium and, as of September 30, 1997, Iridium has no subsidiaries other than the Iridium Subsidiaries. The following is summarized financial information of the Iridium Subsidiaries as of September 30. 1997 and for the period from inception of each Iridium Subsidiary through September 30, 1997. Full financial statements of the Iridium Subsidiaries are not presented because management believes they are not material to investors.



                                                                             SEPTEMBER 30, 1997
                                                                             ------------------
                       Current assets  . . . . . . . . . . . . . .                $0
                       Total assets  . . . . . . . . . . . . . . .                 0
                       Current liabilities . . . . . . . . . . . .                 0
                       Total liabilities . . . . . . . . . . . . .                 0


                                                                             FOR THE PERIOD FROM
                                                                             INCEPTION THROUGH
                                                                             SEPTEMBER 30, 1997 (1)
                                                                             ----------------------
                       Net revenues  . . . . . . . . . . . . . . .                $0
                       Cost of services  . . . . . . . . . . . . .                 0
                       Net loss  . . . . . . . . . . . . . . . . .                 0

-------------
(1) Capital was formed and capitalized by Iridium on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by Iridium on June 15, 1997. Iridium IP LLC was formed by Iridium on February 28, 1997.

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

         Iridium is currently devoting its entire efforts to establishing and commercializing the IRIDIUM communications system (the "IRIDIUM System"). As such, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations. Each of Iridium Capital Corporation, Iridium Roaming LLC and Iridium IP LLC is a wholly-owned subsidiary of Iridium. See IWCL's and Iridium's financial statements and notes thereto included elsewhere in this quarterly report.

FORWARD LOOKING INFORMATION

         Iridium is a development stage enterprise. Accordingly, many statements in this report are forward looking. Examples of such forward looking statements include, but are not limited to, the statements concerning Iridium's operations, funding needs, financial sources, schedule for commencement of commercial operations, the estimate of the last year in which Iridium will have negative cash flow and a net increase in year-end borrowings, and future licensing and regulatory developments, as well as information concerning expected characteristics of competing systems and expected actions of third parties, including, but not limited to, systems contractors, equipment suppliers, gateway operators, service providers and roaming partners. These forward looking statements are based on a number of assumptions and are inherently predictive and speculative. One or more of the assumptions underlying such forward looking statements is likely to be incorrect. Therefore, actual results may be materially different from those expressed or implied by such statements.

         Factors which may cause IWCL's or Iridium's results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, (i) Iridium's absence of current revenues, highly leveraged capital structure and significant additional funding needs,
(ii) delays and cost overruns related to the construction and deployment of the IRIDIUM System, (iii) technological risks related to the development and implementation of the various components of the IRIDIUM System, (iv) customer acceptance of Iridium's services, (v) satellite launch, operation and maintenance risks, (vi) risks associated with the need to obtain operating licenses in the numerous countries where Iridium assumes it will provide its services, (vii) competition from satellite and terrestrial communications services and (viii) Iridium's dependence on Motorola, Inc. ("Motorola") and its other members for the construction and operation of the IRIDIUM System and the distribution and marketing of Iridium's services. These factors, and other factors that may materially affect Iridium's operations, are described in greater detail in the Securities and Exchange Commission filings of IWCL and Iridium, including Exhibit 99.1 to this report.

LIQUIDITY AND CAPITAL RESOURCES

         Funding Requirements

         Iridium will require substantial amounts of continued outside financing to acquire and develop its assets and to commence operations. With respect to the IRIDIUM System, Iridium and Motorola have entered into (i) the Space System Contract for the design, development, production and delivery in orbit of the space segment, (ii) the Terrestrial Network Development Contract to design the gateway hardware and software, and
(iii) the Operations and Maintenance Contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium is being used and will continue to be used to make payments to Motorola under the Space System Contract and, to a lesser extent, the Terrestrial Network Development Contract. The Space System Contract provides for a fixed price of $3.45 billion (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract. Payments under the Operations and Maintenance Contract will be payable quarterly and are expected to aggregate approximately $2.88 billion over such contract's initial five-year term (assuming commencement of commercial operations on September 23, 1998 and no excusable delays), in addition to the cost of certain spare satellites at the completion of the contract. The payments increase each year, ranging from quarterly payments of $129.4 million in 1998 to $157.4 million in 2003 to $171.4 million in 2005. If Iridium exercises its option to extend the Operations and Maintenance Contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.33 billion (assuming commencement of commercial operations on September 23, 1998 and no excusable delays). The Terrestrial Network Development Contract provides for payments aggregating approximately $284 million through 1999. As a result of technological developments, changes in the product mix of the IRIDIUM Service, and scheduling adjustments, including the implementation of ICRS (Iridium Cellular Roaming Service) into Iridium's service offerings, there have been, and Iridium anticipates there will be, amendments and interpretations of the Space System Contact, the Terrestrial Network Development Contract and the Operations and Maintenance Contract and other agreements and letters with Motorola which may increase the total costs of these contracts.

         Through September 30, 1997, Iridium incurred expenditures totaling $2.84 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $106 million under the Terrestrial Network Development Contract. Based on current estimates and the current planned schedule, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows:

                                                   Remainder of
                                                       1997             1998             1999
                                                   -------------    -------------    -------------
                                                                    (in millions)
Space System Contract . . . . . . . . . . . . . .       $145             $589                 -
Terrestrial Network Development Contract  . . . .         36               89         $      63
Operations and Maintenance Contract . . . . . . .          -              140               538

         Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. Iridium's interest expense will increase significantly as a result of its financing plan. During commercialization, Iridium will be required to make payments to Motorola under the Operations and Maintenance Contract. After December 31, 1999 (the last year in which Iridium projects negative cash flow and a net increase in year-end outstanding borrowings), Iridium expects that its obligations relating to the Operations and Maintenance Contract and funds needed for working capital, capital expenditures and debt service should be funded through operations. Iridium anticipates cash funding requirements of approximately $4.4 billion through September 1998, the month Iridium expects to commence commercial operations, and $5.3 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowing.

         The foregoing information reflects Iridium's current estimate of its funding requirements through year-end 1999. Actual amounts may be expected to vary from such estimates for a variety of reasons, including unforeseen construction, integration or regulatory delays or launch failures. See "- Forward Looking Information."

         Sources of Funding

         As of September 30, 1997, Iridium had equity investments of $1.982 billion, including approximately $224 million in net proceeds from the IWCL initial public offering and $42 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. At September 30, 1997, debt equaled approximately $1.016 billion, including a $655 million Guaranteed Bank Facility, under which $235 million was outstanding as of September 30, 1997. On October 22, 1997, Iridium permanently reduced the bank commitments under the Guaranteed Bank Facility to $450 million. Borrowings under the Guaranteed Bank Facility are guaranteed by Motorola (the "Motorola Guarantee").

         On July 16, 1997, Iridium and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "Initial High Yield Offering") of (i) 300,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A (the "Series A Notes"), and one IWCL Warrant, representing the right to purchase 5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B (the "Series B Notes"), for aggregate net proceeds of approximately $746 million. On October 17, 1997, Iridium and Iridium Capital Corporation completed an offering (the "Second High Yield Offering") of $300 million aggregate principal amount of 11 1/4% Senior Notes due 2005, Series C (the "Series C Notes") for aggregate net proceeds of approximately $293 million. The Series A, Series B and Series C Notes mature on July 15, 2005 and are guaranteed by Iridium IP LLC and Iridium Roaming LLC.

         Pursuant to the Memorandum of Understanding, dated July 11, 1997, between Iridium and Motorola (the "Motorola MOU"), in addition to Motorola's guarantee of indebtedness under the Guaranteed Bank Facility (reduced to $450 million on October 22, 1997). Motorola has conditionally agreed to guarantee up to $350 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or another credit facility on identical terms (the "Motorola Additional Guarantee"), provided that borrowings under such additional indebtedness are made on or prior to February 28, 1999.
Borrowings under the Guaranteed Bank Facility mature in August 1998.   Pursuant
to the Motorola MOU, Motorola has agreed to extend the Motorola Guarantee (including the Motorola Additional Guarantee, if committed) until after July 15, 2005, if the Guaranteed Bank Facility is so extended. Iridium believes it would be able to amend the Guaranteed Bank Facility to increase its amount to the extent of the Motorola Additional Guarantee and to extend its maturity until after July 15, 2005, if it so requests. There can be no assurance, however, that the bank lenders will agree to increase the amount of the Guaranteed Bank Facility or to extend the term of the Guaranteed Bank Facility, if so requested by Iridium, or that any such other identical credit facility would be available.

         Iridium has received a commitment letter from Chase Securities, Inc., The Chase Manhattan Bank, Barclays Bank PLC and BZW, the investment banking division of Barclays Bank PLC, for a bank facility (the "Secured Bank
Facility") in a principal amount up to $750 million, to be secured by substantially all of Iridium's assets and by the Reserve Capital Call (as defined). The availability of the Secured Bank Facility is subject to significant conditions, including execution of satisfactory definitive documentation, technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and distribution agreements and conditions relating to other financing sources. Borrowings under the Secured Bank
Facility would mature on September 30, 1998, subject to Iridium's right to extend such maturity until June 30, 1999 if it can demonstrate by July 1, 1998 that is has sufficient available or committed financing for its approved project costs through such extended maturity. After giving effect to the $745 million received from the Series A and Series B Notes on July 16, 1997, the $293 million received from the Series C Notes on October 17, and assuming approximately $450 million of borrowings under the Guaranteed Bank Facility (extended through Iridium's commencement of commercial operations as discussed above) and full utilization of the Secured Bank Facility, Iridium expects to have sufficient cash to meet its anticipated funding requirements through September 1998, the month Iridium expects to commence commercial operations. Iridium is seeking other senior secured bank financing in order to meet its expected funding requirements through at least year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings.

         Additional financing may also need to be obtained through the issuance of equity or debt securities in the public or private markets. The availability and terms of any such financing are uncertain and are dependent, in part, on market conditions existing at the time of any proposed financing. Iridium's estimated funding requirements will increase, perhaps substantially, in the event of unexpected cost increases or schedule delays. Additional equity financing, if pursued, may be raised either privately from strategic or financial investors, or through additional public offerings. Pursuant to the Motorola MOU, Iridium agreed that, to the extent the net proceeds to Iridium of senior note offerings prior to December 31, 1997 including the Series A and Series B Notes), exceed $650 million, it will apply such excess to a permanent reduction of the commitments of the lenders under the Guaranteed Bank Facility (provided that such commitments need not be reduced to an amount less than $275 million). On July 21, 1997 such commitments were reduced to $655 million as a result of the Initial High Yield Offering. In connection with the issuance of the Series C Notes, Motorola waived this requirement with respect to proceeds in excess of $205 million. As a result, on October 22, 1997, Iridium reduced the commitments under the Guarantee Bank Facility from $655 million to $450 million.

         In connection with the Secured Bank Facility, the bank lenders will require a security interest in substantially all of Iridium's assets and the Reserve Capital Call, defined as the contractual commitment by 17 of Iridium's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest. The bank lenders also will require that the membership interests in Iridium, or any company to which all or substantially all of Iridium's assets are transferred, be pledged as security under the Secured Bank Facility. In connection with granting such security interest, Iridium expects to enter into a transaction whereby Iridium will establish a new wholly-owned subsidiary and transfer all or substantially all of its assets and liabilities to that subsidiary with Iridium remaining as a holding company for the new entity. Iridium would then pledge all of the membership interests in the new entity to the bank lenders in connection with the Secured Bank Facility. The new entity is expected to be a member-managed limited liability company with Iridium acting as the sole member and would assume Iridium's obligations with respect to currently outstanding indebtedness of Iridium.

         As a result of Iridium's outstanding debt and the expected incurrence of significant additional indebtedness required to meet its capital requirements, Iridium will have substantial indebtedness. The debt instruments governing indebtedness contain restrictions on, among other things, the incurrence of indebtedness and the payment of cash dividends. Iridium's ability to meet all of its debt service obligations when due will require it to generate significant cash flow from operations or, if necessary, make additional borrowings to refinance its outstanding indebtedness. No assurance can be made that Iridium will be able to generate sufficient cash flow to meet its debt service obligations or that it will be able to refinance indebtedness.



OPERATIONS

         Iridium is a development stage company and, as such, will not generate any revenues from operations until the IRIDIUM System is constructed and deployed, and commercial operations commence, which is currently anticipated to be in September 1998. To date, Iridium's only source of income has been interest income on the cash and investment balances from the proceeds of equity commitments, which amounted to approximately $13.8 million from July 29, 1993 (the "Initial Capital Contribution Date") to September 30, 1997. During the same period, Iridium recorded a net loss of $287 million. In addition, during the years ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Iridium to Motorola pursuant to a reimbursement agreement.

         As a development stage company, Iridium has incurred losses since its inception and will continue to do so for the forseeable future. Iridium's ability to become profitable and generate positive cash flow is dependent on the successful and timely commencement of the operation of the IRIDIUM System, wide subscriber acceptance and numerous other factors.

        Capitalization of Costs

         All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station. The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the Space System Contract and the Terrestrial Network Development Contract aggregated $2.95 billion through September 30, 1997. In addition, costs incurred in connection with the issuance by Iridium of Class 1 Interests are reflected as a reduction of additional paid-in capital and debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest expenses have and will also be capitalized.

         A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. Any costs under the Operations and Maintenance Contract not capitalized will be expensed.

        Operating Expenses

         For the period from the Initial Capital Contribution Date through September 30, 1997, marketing, general and administrative expenses were approximately $293 million. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

        Interest Expense

         Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the system is under construction. This has resulted in all interest costs being capitalized during 1995, 1996, and the three and nine month periods ended September 30,1997, and will likely result in similar capitalization for the remainder of 1997, with the expectation that a meaningful portion of interest cost will be expensed in 1998 and all interest cost will be expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2 % Senior Subordinated Notes through March 1, 2001. Such non-cash interest is accrued and such accrual increases outstanding indebtedness on Iridium's balance sheet.

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

         Not Applicable

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits

                 Exhibit No.      Description
                 -----------      -----------
                      11.1        Computation of Loss Per Class A Common Share

                      11.2        Computation of Loss per Class 1 Interest

                      99.1        Certain of the Factors Which May Affect Forward
                                  Looking Statements

                 (b)      Reports on Form 8-K

                          Iridium LLC and Iridium World Communications LTD
                 filed an 8-K on July 21, 1997 reporting that Motorola had informed Iridium of the probable loss of one of the Iridium satellites.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                  ------------

                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  ------------

                          IRIDIUM CAPITAL CORPORATION

                                 IRIDIUM IP LLC

                              IRIDIUM ROAMING LLC

                                  ------------

                                   SIGNATURES

                                  ------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their behalf by the undersigned thereunto duly authorized:



 IRIDIUM WORLD COMMUNICATIONS LTD.             IRIDIUM WORLD COMMUNICATIONS LTD.

 /s/ Edward F. Staiano                         /s/ Roy T. Grant
 ---------------------                         ----------------
 Dr. Edward F. Staiano                         Roy T. Grant
 Chief Executive Officer                       Chief Financial Officer

 IRIDIUM LLC                                   IRIDIUM LLC

 /s/ Edward F. Staiano                         /s/ Roy T. Grant
 ---------------------                         ----------------
 Dr. Edward F. Staiano                         Roy T. Grant
 Chief Executive Officer                       Chief Financial Officer

 IRIDIUM CAPITAL CORPORATION                   IRIDIUM CAPITAL CORPORATION

 /s/ Edward F. Staiano                         /s/ Roy T. Grant
 ---------------------                         ----------------
 Dr. Edward F. Staiano                         Roy T. Grant
 Chief Executive Officer                       Chief Financial Officer

 IRIDIUM IP LLC                                IRIDIUM IP LLC

 /s/ Edward F. Staiano                         /s/ Roy T. Grant
 ---------------------                         ----------------
 Dr. Edward F. Staiano                         Roy T. Grant
 Acting Chief Executive Officer                Acting Chief Financial Officer

 IRIDIUM ROAMING LLC                           IRIDIUM ROAMING LLC

 /s/ Edward F. Staiano                         /s/ Roy T. Grant
 ---------------------                         ----------------
 Dr. Edward F. Staiano                         Roy T. Grant
 Acting Chief Executive Officer                Acting Chief Financial Officer


 Date:  October 31, 1997

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                  DESCRIPTION OF EXHIBIT                              PAGE
------                                  ----------------------                              ----
11.1                   Computation of Loss Per Class A Common Share                          24

11.2                   Computation of Loss per Class 1 Interest                              25

99.1                   Certain of the Factors Which May Affect Forward
                       Looking Statements                                                    26

27                     Financial Data Schedule