Form 10-K405
period 1997-12-31
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC
filed 1998-03-25
CIK 1035442, 948421, 1042683, 1042684, 1042685, 1051721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1997

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

                            ------------------------

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

                            ------------------------

                             IRIDIUM OPERATING LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                          0-22637-02                         52-2066319
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

                            ------------------------

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

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(A)
    AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.
                            ------------------------

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

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a)
    AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.
                            ------------------------

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

THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a)
    AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                    ON WHICH REGISTERED
       -------------------                   ---------------------
Iridium World Communications                 Nasdaq National Market
  Ltd............................
Class A Common Stock
($0.01 par value)

     Iridium Operating LLC and Iridium Capital Corporation, as issuers, and Iridium IP LLC and Iridium Roaming LLC, as guarantors, are required to file reports required by Section 13 of the Act pursuant to Section 15(d) of the Act in respect of the issuers (i) 13% Senior Notes due 2005, Series A and (ii) 14% Senior Notes due 2005, Series B.

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]* No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Iridium World Communications Ltd. voting stock held by nonaffiliates of the registrants as of March 10, 1998 was $621,456,021.

     At March 10, 1998, there were 12,008,812 shares of Iridium World Communications Ltd. Class A Common Stock, ($0.01 par value per share) outstanding.
---------------
* Iridium Capital Corporation, Iridium IP LLC and Iridium Roaming LLC became subject to the filing requirements of Section 15(d) on September 8, 1997. Iridium Operating LLC became subject to the filing requirements of Section 15(d) on December 18, 1997.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

================================================================================

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    29
Item 3.   Legal Proceedings...........................................    30
Item 4.   Submission of Matters to a Vote of Security Holders.........    30
PART II
Item 5.   Market for IWCL's Common Equity and Related Stockholder         30
            Matters...................................................
Item 6.   Selected Financial Data.....................................    32
Item 7.   Management's Discussion and Analysis of Financial Condition     34
            and Results of Operation..................................
Item 7A.  Quantitative and Qualitative Disclosures About Market           39
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................    39
Item 9.   Changes in and Disagreements With Accountants On Accounting     39
            and Financial Disclosure..................................
PART III
Item 10.  Directors and Executive Officers of the Registrants.........    40
Item 11.  Executive Compensation......................................    47
Item 12.  Security Ownership of Certain Beneficial Owners and             51
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............    53
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form    56
            8-K.......................................................

ITEM 1.  BUSINESS

INTRODUCTION

     This annual report is filed jointly by Iridium World Communications Ltd. ("IWCL"), Iridium LLC ("Parent"), Iridium Operating LLC ("Iridium"), Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming") and Iridium IP LLC ("IP").

     IWCL was incorporated by Parent as an exempted company under the Companies Act 1981 of Bermuda on December 12, 1996. IWCL is organized to act as a member of Parent and to have no other business. On June 13, 1997, IWCL consummated an initial public offering (the "IWCL IPO") of 12,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and applied the net proceeds of approximately $225 million to purchase 12,000,000 Class 1 Membership Interests in Parent. As of March 10, 1998, IWCL owned approximately 8.5% of the outstanding Class 1 Membership Interests in Parent.

     Parent was formed as a limited liability company pursuant to the provisions of the Delaware Limited Liability Company Act (the "Delaware Act") on July 16, 1996. Parent's purpose is to acquire, own and manage the IRIDIUM communications system (the "IRIDIUM System").

     Iridium was formed as a limited liability company pursuant to the provisions of the Delaware Act on October 23, 1997. Iridium is a wholly-owned subsidiary of Parent and has the same purpose as Parent.

     On December 18, 1997, Parent and Iridium effected an asset drop-down transaction (the "Asset Drop-Down Transaction") pursuant to which substantially all of the assets and liabilities of Parent were transferred to Iridium. The Asset Drop-Down Transaction was effected for the purpose of providing the agent for the secured lenders under Iridium's $1 billion Secured Bank Facility (as defined) with an efficient means for obtaining a security interest in the membership interests in Iridium.

     Capital is a Delaware corporation and a wholly-owned subsidiary of Iridium. Capital has no business other than serving as a co-issuer of Iridium's $1.1 billion in aggregate principal amount of Senior Notes (as defined) and guarantor of Iridium's Secured Bank Facility (as defined). Capital has no significant assets and does not conduct any operations.

     Roaming, a Delaware limited liability company and a wholly-owned subsidiary of Iridium, is the entity that enters into roaming agreements with other wireless telecommunications providers on behalf of Iridium. IP, also a Delaware limited liability company and a wholly-owned subsidiary of Iridium, holds the worldwide trademark registrations of Iridium. Each of Roaming and IP is a guarantor of the Senior Notes and the Secured Bank Facility. The Senior Notes and the Secured Bank Facility also are guaranteed by a new wholly-owned subsidiary of Iridium, Iridium Facilities Corporation, a Delaware Corporation ("Facilities"). Facilities is the entity which holds certain real property of Iridium.

     IWCL acts as a member of Parent and has no other business. The business of Iridium constitutes substantially all of Parent's business. The business of Iridium is described below. Any reference below to Iridium relating to any event prior to the Asset Drop-Down Transaction should be interpreted as a reference to the Parent, as predecessor to Iridium.

BUSINESS SEGMENT

     Iridium operates in one industry segment, telecommunications.

FORWARD LOOKING STATEMENTS

     Iridium is a development stage company with no operating history. Accordingly, many statements in this report are forward looking. Examples of such forward looking statements include, but are not limited to, the statements concerning operations, prospects, markets, technical capabilities, funding needs, financing sources, pricing, launch schedule, commercial operations schedule, estimates of the size of addressable markets for mobile satellite services, estimates of customer counts, the last year in which Iridium will have negative cash flow and a net increase in year-end borrowings, and future regulatory approvals, as well as information concerning expected characteristics of competing systems and expected actions of third parties, including, but not limited to, systems contractors, equipment suppliers, gateway operators, service providers and roaming partners. These forward looking statements are based on a number of assumptions and are inherently predictive and speculative. One or more of the assumptions underlying such forward looking statements is likely to be incorrect. Therefore, actual results may be materially different from those expressed or implied by such statements.

     Factors which may cause IWCL's, the Parent's or Iridium's results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, (i) Iridium's absence of current revenues, highly leveraged capital structure and significant additional funding needs,
(ii) delays and cost overruns related to the construction and deployment of the IRIDIUM System, (iii) technological risks related to the development and implementation of the various components of the IRIDIUM System, (iv) customer acceptance of Iridium World Services, (v) satellite launch, operation and maintenance risks, (vi) risks associated with the need to obtain operating licenses in the numerous countries where Iridium assumes it will provide its services, (vii) competition from satellite and terrestrial communications services and (viii) Iridium's dependence on Motorola, Inc. ("Motorola") and other members of the Parent for the construction and operation of the IRIDIUM System and the distribution and marketing of Iridium World Services. These factors, and other factors that may materially affect Iridium's operations, are described in greater detail in the Securities and Exchange Commission filings of IWCL, Parent and Iridium, including Exhibit 99 to this report.

OVERVIEW

     Iridium is developing and commercializing a global mobile wireless communications system that will enable subscribers to send and receive telephone calls virtually anywhere in the world, all with one phone, one phone number and one customer bill. The IRIDIUM System will combine the convenience of terrestrial wireless systems with the global reach of Iridium's satellite system. As of March 1, 1998, Motorola had launched 51 Iridium satellites in ten separate launches. Motorola has informed Iridium, however, that two of those 51 satellites are not functioning and will not become part of the constellation, but that Iridium will not bear the financial impact of the loss of the two satellites and that such loss will not affect the scheduled date for commencement of commercial operations in September 1998. Iridium expects to commence commercial service on September 23, 1998.

     Iridium believes there is a significant market comprised of individuals and businesses who need global communications capability and are willing to pay for the convenience of a hand-held wireless phone or belt-worn pager. The availability of terrestrial wireless communications service is often constrained by the limited geographic coverage of terrestrial systems, the incompatibility of differing wireless protocols or the absence of roaming agreements among wireless operators. The combination of Iridium World Cellular Services, Iridium World Satellite Services and Iridium World Page Services will extend wireless access globally and allow Iridium's customers to be reached by phone or pager, and to place phone calls from or to, virtually anywhere in the world with one phone and one phone number. Iridium World Cellular Services is expected to enable customers to roam internationally among terrestrial wireless networks using different protocols that have roaming agreements with Iridium. Iridium World Satellite Services will extend voice services to the regions of the globe not served by terrestrial systems. Iridium intends to offer global paging (Iridium World Page Services) both in combination with Iridium voice services and as a stand-alone service. The signaling capabilities of the IRIDIUM System will enable Iridium to track a voice customer's location with minimal customer cooperation, thereby allowing Iridium to direct pages and calls as customers travel globally. Iridium also expects to offer, commencing in 1999, a broad range of in-flight passenger communications services with participating airlines, including global incoming and outgoing voice, data and facsimile services. In addition, Iridium expects to market Iridium World Services to governmental, industrial and rural users of wireless communications systems. Iridium believes it will be the only wireless communications system in operation prior to 2000 that will be able to offer this array of global communications services.

     The IRIDIUM System encompasses four components: the "space segment," which will include the low earth orbit satellite constellation and the related control facilities; the ground stations or "gateways," which will link the satellites to terrestrial communications systems; the Iridium subscriber equipment, which will provide mobile access to the satellite system and terrestrial wireless systems; and the terrestrial wireless interprotocol roaming infrastructure, which will facilitate roaming among the Iridium satellite system and multiple terrestrial wireless systems that use different wireless protocols. The satellite constellation of the IRIDIUM System, which will consist of 66 operational satellites arranged in six polar orbital planes, is being assembled and delivered in orbit by Motorola pursuant to a fixed price contract, subject to certain adjustments. Motorola also will operate and maintain the satellite constellation for five years (extendible to seven years at Iridium's option). Each of the gateways will be owned, operated and financed by one or more investors in Iridium or their affiliates. Iridium expects that portable, hand-held Iridium phones will be manufactured by at least two experienced suppliers, Motorola and Kyocera, both of which have hand-held Iridium phones under development. The phones are expected to be available in satellite only and multi-mode models, with the multi-mode model allowing subscribers to access the IRIDIUM System and most major terrestrial wireless systems using different protocols with a single phone. Iridium World Cellular Services will support roaming among the two principal types of terrestrial wireless protocols IS-41 (AMPS, NAMPS and CDMA) and GSM (GSM900). Roaming between these protocols requires cross-protocol translation which will be accomplished for Iridium World Cellular Services through the Iridium Interoperability Unit ("IIU"), being developed under the direction of Motorola. The IIU will permit system management information, including customer authentication and location, to be relayed between systems using different technologies.

STRATEGY

     Iridium's strategy is to launch and operate the premier global mobile wireless telephone network. The key components of this strategy are set forth below:

      Provide a unique service package to traveling professionals enabling them to be reached and make calls virtually anywhere in the world. Iridium World Satellite Services will complement terrestrial wireless services and provide the traveling professional with communications capability in areas where terrestrial wireless service is unavailable, inconvenient, of poor quality or unreliable. Iridium intends to offer Iridium World Cellular Services and Iridium World Page Services as complements to Iridium World Satellite Services and as stand-alone services. Iridium believes that it will be the only wireless communications system in operation prior to 2000 that will be able to offer virtually global mobile voice and paging services, including:

      Global coverage. An Iridium World Services subscriber will generally have worldwide wireless coverage wherever Iridium World Services are authorized, including mid-ocean and remote areas. The availability of the Iridium World Satellite Services will not be limited by the customer's proximity to a gateway. Iridium believes this feature will make its Iridium World Satellite Services particularly well suited for aeronautical and shipping communications and for service in land areas where LEO MSS systems using "bent pipe" technology are not expected to have the more extensive gateway infrastructure needed by such systems to provide global coverage.

      Convenient roaming onto terrestrial wireless networks. Iridium will offer subscribers a combination of Iridium World Satellite Services and Iridium World Cellular Services. With the addition of Iridium World Cellular Services, customers will be able to overcome (i) the incompatibility of differing wireless protocols and (ii) the service limitations of satellite-only voice services in buildings and urban canyons. Iridium expects to be able to deliver all of its voice services with one phone, one phone number and one customer bill.

      Global paging with belt-worn pagers. The Iridium belt-worn pager will have the capability of receiving alphanumeric messages of up to 200 characters and numeric messages of up to 20 digits virtually anywhere in the world. With Iridium World Page Services, users of Iridium World Satellite Services or Iridium World Cellular Services will generally be able to update their location on the IRIDIUM System by briefly turning on their phone, thereby allowing the IRIDIUM System to send a targeted page. Iridium believes that it will be the first company, and the only company prior to 2000, which will offer global paging to a belt-worn pager.

      Greater signal strength. The IRIDIUM System is designed to provide greater signal strength than proposed competing MSS systems. Iridium believes this greater signal strength will allow it to better serve hand-held phones, and provide a higher degree of in-building signal penetration for pagers, than competing MSS systems.

      Be the first to market with a global wireless communications system. Iridium plans to capitalize on the substantial design, development, fabrication and testing efforts and financial investment to date of its strategic investors to bring the Iridium World Services to market at the earliest practicable date, which is currently expected to be September 1998. Iridium believes that it will be the only wireless communications system in operation prior to 2000 that will be able to offer global mobile voice and paging services in each country in which Iridium World Services are authorized.

      Adapt proven technologies through an industrial team led by Motorola. The IRIDIUM System adapts proven technology, including GSM cellular call processing technology, intersatellite links, FDMA/TDMA radio transmission technology, a 2,400 bps vocoder and business support software. Iridium believes that the primary technological challenge is the integration of these proven technologies into a single system. Motorola, the principal investor in Iridium, is a leading international provider of wireless communications systems, cellular phones, pagers, semiconductors and other electronic equipment. The industrial team assembled by Motorola to build and deliver in orbit the IRIDIUM System consists of major companies experienced in aerospace and telecommunications, including Telespazio, Lockheed Martin, Raytheon, Boeing, Khrunichev and China Aerospace.

      Capitalize on the strengths of its strategic investors. A number of Iridium's strategic investors provide telecommunications services in various parts of the world and have significant operating, regulatory and marketing experience in their service territories. Iridium expects that its investors with existing wireless communications sales and service organizations will use these organizations to market and distribute Iridium World Services and equipment to potential subscribers. Because of the prominence of many of these investors, Iridium believes that their efforts to obtain the necessary regulatory approvals have been, and will continue to be, of great importance.

      Utilize existing wireless distribution channels. Iridium's strategy is to target primarily traveling professionals, who are generally wireless phone users. Iridium's strategy is to provide customers with an enhancement to their existing terrestrial wireless service through existing marketing and distribution channels rather than to focus on individuals who have no or limited landline or wireless communications experience and live in areas where no marketing and distribution channels currently exist.

IRIDIUM SERVICES

  GENERAL

     Iridium will provide global communications services primarily to individuals who require the convenience of having a hand-held wireless phone and belt-worn pager that can be used virtually anywhere. Iridium will offer Iridium World Satellite Services to customers who need to send or receive telephone calls in areas not currently served by terrestrial wireless services. Iridium will offer Iridium World Cellular Services to customers who require wireless communications but travel frequently to areas served by terrestrial wireless services that are incompatible with their "home" wireless service. For customers who require continuous wireless communications outside their terrestrial wireless coverage areas, Iridium World Satellite Services and Iridium World Cellular Services will be offered in combination as Iridium World Services, which will allow the customer to switch conveniently between the Iridium satellite system and any terrestrial wireless system that has a roaming agreement with Iridium. Iridium expects to be able to deliver all of its voice services with one phone, one phone number and one customer bill. Iridium also intends to offer global paging (Iridium World Page Services) both in combination with Iridium's voice services and as a stand-alone service.

  IRIDIUM WORLD SATELLITE SERVICES

     Because the IRIDIUM System will consist of a global network of satellites, it will generally provide service to subscribers anywhere on the surface of the Earth where Iridium Services are authorized. The IRIDIUM System is designed to provide a satellite-mode link margin (signal strength) for voice communication that averages approximately 16dB with an unobstructed view of the satellite, which Iridium believes will be a significantly higher link margin than other proposed MSS systems. Iridium believes its greater signal strength will allow it to better serve portable, hand-held telephones than competing MSS systems. Iridium also expects to be able to offer a full array of features including call waiting, call hold, conference calling, call forwarding and call barring, although certain of these features are not expected to be available until after commencement of commercial operations.

  IRIDIUM WORLD CELLULAR SERVICES

     Iridium is planning to establish the broadest global terrestrial wireless roaming service. To meet this goal, Iridium intends to enter into roaming agreements with wireless service providers worldwide and to offer Iridium World Cellular Services as a complement to Iridium World Satellite Services. Iridium's business plan currently calls for roaming agreements covering networks in more than 50 countries by the commencement of commercial operations in September 1998, with roaming agreements covering networks in more than 150 countries in place by 2002. As of March 1, 1998, Roaming has entered into more than 90 roaming agreements. Iridium World Cellular Services will permit subscribers to roam among terrestrial wireless networks that have roaming agreements with Iridium, with Iridium essentially acting as the customer's "home" system or as an interface between the visited wireless network and the customer's home terrestrial wireless network, even if the visited and home networks use differing cellular protocols (e.g., IS-41, including AMPS, NAMPS and CDMA; and GSM900). With Iridium World Cellular Services, customers are expected to be able to overcome (i) the coverage limitations of their "home" wireless network when traveling to a city served by a wireless operator that does not have a roaming agreement with the customer's home wireless network but does have one with Iridium and (ii) the service limitations of satellite-only service when in buildings and urban canyons, where terrestrial wireless service will typically be available. Customers who travel between cities that are served by different terrestrial wireless protocols but do not travel beyond the reach of terrestrial wireless services will be able to realize the interprotocol benefits of Iridium World Cellular Services with either Iridium's planned single phone that is compatible with multiple protocols, or with a combination of cellular phones, one for each protocol. The availability of Iridium World Cellular Services depends upon the successful development of the IIU.

  IRIDIUM WORLD SERVICES

     Iridium intends to offer Iridium World Services to customers who require both satellite and terrestrial wireless service while traveling outside of their "home" territories. Iridium World Services will allow a customer to conveniently use both the Iridium World Satellite Services and any terrestrial wireless network that has a roaming agreement with Iridium. For Iridium World Services, a user will require an Iridium phone and a phone that is compatible with the local wireless protocol. To meet this requirement with a single phone, Motorola is developing a multi-mode phone that will work alternatively with the IRIDIUM System and most major terrestrial wireless systems, with the user able to adapt the phone to the appropriate terrestrial protocol by inserting the corresponding TRC into the phone (e.g. a GSM900-TRC in Europe or an AMPS-TRC in North America). Kyocera is developing a multi-mode phone that is expected to be configured as a satellite phone casing into which terrestrial wireless phones using differing wireless protocols can be inserted. In addition, like Iridium World Satellite Services and Iridium World Cellular Services customers, Iridium World Services customers will be able to have one phone number, which can either be an Iridium phone number (i.e., it will begin with "8816" or "8817," the international country codes assigned to Iridium by the ITU) or the customer's "home" cellular number.

  PAGING

     Iridium intends to offer global paging both as a stand-alone service ("Iridium World Page Services") and bundled with its voice service offerings. Iridium believes that its bundled paging and voice service offering will be particularly attractive to Iridium's principal target customer, the traveling professional, who desires constant communication capability. The IRIDIUM pager is expected to have a 26dB link margin and provide the ability to receive alphanumeric messages of up to 200 characters and numeric messages of 20 digits. Iridium believes it will be the first company, and the only company prior to 2000, that will be able to offer global paging to a belt-worn pager.

     To use the L-band capacity of the IRIDIUM System efficiently, a page will be sent to specified message delivery areas ("MDAs"). Iridium intends to vary the size of each MDA in light of demand, capacity and competition. Since the pager is a one-way device and cannot tell the network its location, it is anticipated that the subscriber will be required to choose up to three MDAs for normal delivery of the message. It is anticipated that, when traveling, subscribers will be able to update their MDAs via a touch-tone phone, operator assistance or Internet access. An Iridium World Satellite Services or Iridium World Cellular Services customer will have the benefit of "follow-me paging." Unlike the pager, the Iridium satellite phone and cellular phones are two-way devices and, when turned on, identify the location of the subscriber. With "follow-me paging," customers will generally be able to register their location by briefly turning on their Iridium phone (at no charge) or, in the case of Iridium World Cellular Services customers, their terrestrial wireless phone. The network then can identify the appropriate MDAs to send a page, without further customer cooperation.

     Iridium expects that a caller who is unable to reach an Iridium customer, because the phone is turned off or the customer is in a building or urban canyon where satellite voice service is unavailable, will be given the option to send a page, leave a voice-mail message for the customer or both. By this means, Iridium expects to provide communications capability virtually anywhere in the world.

  AERONAUTICAL SERVICES

     Iridium expects to offer cabin and flightdeck communications to and from business and commercial aircraft commencing in 1999. This service is expected to be an extension of Iridium's voice services, since airline passengers, especially business travelers, have a heightened demand for telephone services due to the isolated, restrictive, and often time-consuming nature of air travel. Subscribers to Iridium World Satellite Services will not be able to use their Iridium phone within aircraft due to regulatory constraints and the inability of the voice signal to penetrate the exterior of the aircraft, although Iridium pagers should be able to receive pages unless prohibited by the carrier. Therefore, a specialized Iridium communications subsystem is expected to be manufactured and sold to carriers to serve this market segment. Using this communications subsystem, the IRIDIUM System would offer passengers (whether or not they are Iridium subscribers) and the flight-deck global voice, data and facsimile communications capability. This would extend cabin coverage beyond traditional land-based air-to-ground services. Iridium believes it will be able to provide aeronautical services with less voice delay and smaller exterior equipment than competing satellite-based systems. Iridium has entered into a non-binding memorandum of understanding with AlliedSignal to design and provide these services and equipment and Iridium, Motorola and AlliedSignal are in the process of negotiating definitive agreements.

     In December 1996, Motorola submitted a request to the FCC to authorize the IRIDIUM System to provide Aeronautical Mobile-Satellite Route Service ("AMSRS") in its authorized band. The IRIDIUM System is the only mobile satellite system, licensed or in development, that can provide a communication capability that is truly global, while using spectrum already allocated for AMSRS. Several parties filed comments with and have petitioned the FCC to deny Motorola's application to provide AMSRS service. Among other arguments, petitioners claim that the AMSRS proposal is inconsistent with International Telecommunication Union and FCC rules and allocations. In addition to FCC approval, approval is needed from the FAA, which must certify that the avionics satisfy other international certification requirements. There can be no assurance that the FCC application will be granted, or that the avionics certification requirements will be satisfied at all, or in a timely fashion. See "Regulation of Iridium Licensing Status." Assuming all necessary authorizations are obtained, Iridium expects to provide both the FCC required "safety" communications capabilities to the flightdeck and passenger communications, including voice and facsimile. An individual aircraft may be served by multiple satellite communications carriers.

THE IRIDIUM MARKET

  GENERAL

     The market for Iridium World Services is the worldwide market for global personal voice, paging and data communications. Iridium Services are targeted at meeting the communications needs of users who (i) travel outside their "home" wireless network to areas that are not served by terrestrial wireless systems or are served only by local wireless standards that are incompatible with their "home" wireless network standard, (ii) find it important to be able to make or receive calls, or receive pages, at any time by means of a single phone or belt-worn pager, with a single phone or pager number or (iii) are located where terrestrial landline or wireless services are not available or do not offer an attractive and convenient option.

     Global MSS systems such as the IRIDIUM System are designed to address two broad trends in the communications market: (i) the worldwide growth in the demand for portable wireless communications -- according to industry sources, the worldwide wireless communications market had approximately 200 million subscribers at year-end 1997 and is estimated to grow to over 400 million subscribers by year-end 2000; and (ii) the growing demand for communications services to and from areas where landline or terrestrial wireless service is not available or accessible. The IRIDIUM System architecture and Iridium World Services are primarily designed to serve customers who place the greatest value on global mobile communications capability and have the ability to pay for premium service. To estimate potential demand for its services, Iridium has engaged in extensive market analysis, including primary market research which involved screening over 200,000 persons and interviewing more than 23,300 individuals from 42 countries and 3,000 corporations with remote operations. Based on this market analysis, Iridium has identified five target markets for Iridium World Services: traveling professionals; corporate/industrial; government; rural; and aeronautical. Iridium expects the traveling professional and corporate/industrial markets will provide most of the demand for Iridium World Services. Iridium expects that individuals in these markets are more likely to need and have the ability to afford handheld, global mobile communications capability than, for example, individuals who live in remote areas outside existing distribution channels for wireless communications.

     Iridium estimates that the addressable traveling professional market, which it defines as all employed adults living in urban areas who own a wireless phone and travel at least four times per year beyond the coverage of their current wireless phone, will include approximately 42 million individuals by 2002. The global corporate/industrial addressable market, which consists of companies with more than 1,000 employees in industries with operations that are likely to need mobile satellite services, is estimated by Iridium to include over 8,800 companies by 2002. Iridium believes that its unique service package is well-tailored to meet the demands of, and will give Iridium an advantage over competing MSS systems in, these target markets. Iridium estimates that it will have customer counts in the year 2002 in the range of 2.2 million to 2.5 million for its satellite-based voice services, Iridium World Satellite Services (satellite voice and paging) and Iridium World Service (the combination of Iridium World Satellite Services and Iridium World Cellular Services), 1.0 million to 1.3 million for stand-alone Iridium World Cellular Services and 350,000 to 500,000 for stand-alone Iridium World Page Services. Iridium's estimates of target markets and customer counts are based upon a number of assumptions, one or more of which is likely to be incorrect. There can be no assurance that actual target markets and actual customer counts for Iridium World Services will not be materially different from Iridium's estimates or that Iridium will not revise such estimates substantially from time to time.

  TARGET MARKETS

     Iridium believes that the traveling professional and corporate/industrial communications markets will be its principal target markets.

     Traveling Professional. Individuals in the traveling professional market segment are expected to represent a major market opportunity for Iridium World Services. Currently, the ability of terrestrial wireless service subscribers to roam outside their home territory or region is limited by (i) the absence or unavailability of local wireless service in many regions, particularly lesser-developed regions of the world; (ii) the absence of roaming agreements between the user's local wireless provider and the wireless providers in the country or region in which the user is traveling; and (iii) the inability of the user's phone to operate with wireless phone systems employing a different wireless protocol than in the user's "home" wireless system. Iridium expects that Iridium World Satellite Services, Iridium World Cellular Services and Iridium World Page Services will appeal to traveling professionals as a logical extension of their existing communications capabilities. Iridium believes traveling professionals will use this increased capability to remain in contact with their home or office and a substantial portion of these calls will be international calls. The defining element for this segment is that the handset purchase decision is made by the individual, with the Iridium account registered in his or her name.

     Corporate/Industrial. Iridium believes that the corporate/industrial market segments constitute a significant opportunity for Iridium World Services. The corporate sub-segment consists of national and multinational companies whose executives travel outside of their home terrestrial wireless coverage area and who will have a need for MSS services in the regular course of business. The industrial sub-segment includes industries that are expected to demand MSS services at remote industrial sites and on land and water transportation vehicles, such as utilities, oil and mineral exploration, pipeline, construction, engineering, fishing and forestry. For companies that have multiple locations around the globe, or a requirement for remote fleet management and communications, the IRIDIUM System is expected to provide a single technical and operational communications solution regardless of location, in contrast to MSS and terrestrial systems that cannot provide global coverage. Iridium World Satellite Services are expected to be used in this market segment for business communication and emergency backup communication. The defining element for this group is that the handset purchase decision is made by the business and that the end user is an employee of that business.

     Government. Currently, governments are significant users of satellite services, and Iridium anticipates that the coverage and portability characteristics of Iridium World Satellite Services and Iridium World Page Services will make them attractive for a variety of governmental applications. The government communications addressable market is expected to encompass use of MSS services by governmental departments and agencies and international organizations for civilian and military applications, including law enforcement, official travel and disaster relief. In addition, governments are expected to demand MSS services for operations in areas where inadequate terrestrial communication capability is common, such as for border patrols, customs officials, communication with ships at sea and embassy communications.

     Aeronautical. The worldwide aviation fleet is expected to number over 250,000 aircraft in the year 2002 with 44,000 aircraft expected to be users of either satellite or terrestrial communications services. Unlike the geostationary systems currently in use, the size and weight of the expected Iridium aeronautical product line make it feasible to include aircraft from all segments of the aviation industry in the addressable market for MSS services. Iridium expects its satellite communications services to co-exist with existing terrestrial aeronautical system installations, providing regional coverage in areas not served by terrestrial networks, such as mid-ocean and remote areas.

     Rural. The rural communications market segment for MSS systems is comprised of two main subcategories: services to users based in (i) areas with inadequate or inconvenient access to any telephone services, typically in developing countries, and (ii) areas in which potential demand for terrestrial wireless service exists but such services have yet to be deployed, or, if deployed, are of poor quality, typically in rural areas of developed countries. The variety of available subscriber equipment is expected to permit a range of applications that would enable Iridium World Satellite Services to be a precursor to a permanent wired or terrestrial wireless service in the geographic area. Iridium World Satellite Services could also be used as a long-term communications solution for those geographic areas around the world for which no terrestrial system can be economically justified.

DISTRIBUTION AND MARKETING

     Iridium's distribution strategy reflects its role as a wholesaler of Iridium World Services and is primarily designed to leverage off established retail distribution channels by using existing distributors of wireless services as Iridium service providers and marketing Iridium World Services to their customers. Iridium will implement the distribution of Iridium World Services through its gateway operators, all of which have agreed to become or engage Iridium service providers within their exclusive gateway territories. Iridium service providers will generally have primary responsibility for marketing Iridium World Services within their territories. Iridium anticipates that gateway operators will distribute Iridium World Services through their own distribution channels or through, or in conjunction with, one or more existing wireless service providers (including Iridium World Cellular Services roaming partners). As of March 20, 1998, Iridium and its gateway operators currently had distribution agreements with more than 80 such service providers.

     Iridium has targeted key markets and is in active discussions in conjunction with its gateway operators to contract with entities to act as service providers and roaming partners in each of these markets. Within each market, Iridium is targeting those potential service providers and roaming partners that can reach the targeted Iridium market segments in the most effective manner. The ability to provide roaming capabilities onto terrestrial wireless networks is a critical element of establishing a roaming relationship between roaming partners and the IRIDIUM System. When acquiring a terrestrial wireless carrier as a retail distribution access point, the benefit of the incremental roaming revenue brought to that roaming partner from around the world through the Iridium network relationships could prove to be important in signing the roaming partner. Iridium World Services can also be easily added to the terrestrial wireless providers' bundle of services offered to its customer base.

     Iridium's marketing strategy is to position Iridium as the premier brand in global wireless communications services. Iridium believes that its principal target markets -- traveling professional and corporate/ industrial -- can be accessed through established marketing channels, which will permit more effective marketing compared to MSS systems targeting individuals in remote areas where marketing opportunities and distribution channels are limited. Iridium is coordinating with its gateway partners to determine the optimum allocation of marketing expenditures based on the primary market research that Iridium has conducted. Iridium plans to engage in direct marketing to certain markets, such as the utility, oil and gas, mining and maritime industries. Iridium believes that a coordinated and comprehensive global marketing strategy, supported by its market research, will promote a consistent message and permit Iridium to establish a global brand identity.

PRICING

     Iridium intends to implement a pricing strategy for its voice services similar to the prevailing pricing structure for terrestrial wireless calls. Prices for terrestrial wireless calls generally reflect two components: a charge based on the landline "dial-up" rate for a comparable call (primarily the long distance charges) and a mobility premium for the convenience of wireless service (including any roaming charges). Pricing for both Iridium World Satellite Services and Iridium World Cellular Services is expected to be based on this structure.

     For international Iridium World Satellite Services calls, which Iridium expects will constitute the majority of calls over the Iridium World Satellite System, the "dial-up" rate component will be designed to approximate the rates for comparable landline point-to-point international long distance calls. Iridium has analyzed and will continue to analyze published international direct dial rates around the world as well as published international calling card rates of many of the largest international telecommunications carriers in establishing the "dial-up" rate component. Iridium intends to set the global mobility premium with reference to the premium charged by other wireless services, including cross-protocol international terrestrial wireless roaming services and competing MSS systems.

     Iridium will set the wholesale prices for its services to allow for a suggested retail price that will approximate the "dial-up" plus mobility premium. Iridium's wholesale price will be designed to compensate Iridium, as the network provider, and the originating and terminating gateways, as well as to cover the public switched telephone network ("PSTN") tail charges. The home gateway will mark up the wholesale price and the service provider will establish the final retail price. Iridium expects that for international wireless calls, Iridium's suggested retail prices will be competitive with other global MSS systems. In addition, from a regulatory approval perspective in markets where the monopoly telecommunications provider and the licensing authority are the same entity, a pricing strategy that takes into account the "dial-up" alternatives allows Iridium to respond to concerns that Iridium will capture the local monopoly provider's long-distance revenues by undercutting terrestrial "dial-up" rates.

     For Iridium World Cellular Services pricing, the "dial up" rate component is primarily the long distance charge, if any, which will be passed through to the customer. The mobility premium will be set to compensate the parties involved, primarily the serving network for its airtime charges, the visited gateway for customer authentication and Iridium for protocol translation services. The retail price will include the markup of the home gateway and service provider. Iridium believes that its Iridium World Cellular Services suggested retail prices will be comparable to other cross-protocol roaming services.

     In addition to airtime charges, Iridium subscribers will pay a monthly subscription fee in the same manner that terrestrial wireless customers pay monthly charges. Iridium will permit service providers that are wireless network operators to offer Iridium World Satellite Services as additional features to their existing wireless services, permitting their customers to remain customers of the wireless network and to roam onto the IRIDIUM System. These customers will pay an additional roaming premium for calls made over the IRIDIUM System.

     Initially, Iridium World Page Services subscribers will pay a fixed monthly subscription fee for unlimited paging. Iridium expects to implement per page pricing after commencement of commercial operations, with the cost per page based, in part, on the size of the geographic area covered by the page.

     While Iridium expects to compete with other MSS systems and other cross-protocol roaming services, Iridium does not intend to compete with terrestrial cellular telephone systems for the vast majority of personal communications services, because, among other reasons, Iridium are expected to be priced significantly higher than most terrestrial wireless services.

THE IRIDIUM SYSTEM

     The IRIDIUM System is comprised of four functional components: the space segment, the gateways, the Iridium subscriber equipment and the terrestrial wireless interprotocol roaming infrastructure. The space segment, which includes the satellite constellation and the related ground control facilities, will allow Iridium to route voice, data and paging communications virtually anywhere in the world. The gateways will link the satellite constellation with terrestrial communications systems and will provide other call-processing services, such as subscriber validation and billing information collection. The Iridium subscriber equipment, which is expected to include single-mode and multi-mode, portable, hand-held phones, aeronautical equipment, including installed phones, and belt-worn pagers, will allow subscribers to access the IRIDIUM System or be contacted via the IRIDIUM System virtually anywhere in the world. The terrestrial wireless interprotocol roaming infrastructure will facilitate roaming among the IRIDIUM System and multiple terrestrial wireless systems that use different wireless protocols. Iridium will own the space segment and the interprotocol roaming infrastructure, gateway owners will own and operate the gateways, and subscribers will own the subscriber equipment.

     Iridium believes that the capabilities of the IRIDIUM System will allow Iridium to provide service features that Iridium's principal target markets, traveling professional and corporate/industrial, will find desirable and that will differentiate Iridium from its competitors. The number and distribution of satellites in the Iridium constellation should allow Iridium to provide virtually global coverage, including mid-ocean and remote area access to the IRIDIUM System. Multi-mode phones are expected to allow Iridium World Services subscribers to operate first with a local terrestrial cellular service (if one having a roaming agreement in effect with Iridium is available) and then switch to Iridium World Satellite Services if a terrestrial service cannot be accessed. With Iridium World Page Services, a subscriber will be able to receive a targeted page virtually anywhere in the world with minimal customer cooperation. Iridium believes that its expected signal strength will allow it to better serve hand-held phones and provide a higher degree of in-building penetration for pagers than competing MSS systems. Iridium believes that the 2,400 bps vocoder selected by Motorola will provide voice quality that is acceptable to terrestrial wireless customers.

  SPACE SEGMENT

     The satellite constellation of the space segment will consist of a constellation of 66 operational satellites arranged in six orbital planes in low earth orbit. To minimize the cost of the constellation and reduce production time, the design of the satellites emphasizes attributes which facilitate production in large quantities. The satellites will be placed in six distinct planes in near-polar orbit at an altitude of approximately 780 kilometers and will circle the Earth approximately once every 100 minutes. Each satellite will communicate with subscriber equipment on the ground using main mission antennas, with gateways using gateway link antennas and with other Iridium satellites in space using cross-link antennas.

     The main mission antennas will communicate with subscriber units through tightly focused antenna beams forming a continuous pattern on the Earth's surface. The main mission antenna subsystem of each satellite will include three phased array antennas, each containing an array of transmit/receive modules. Collectively, the 48 beams produced by a single satellite will combine to cover a circular area with a diameter of approximately 4,340 kilometers. The IRIDIUM System architecture will incorporate certain characteristics, such as call hand-off, which will allow the space segment communications link with subscriber equipment to be transferred from satellite to satellite as the satellites move over the area where the subscriber is located.

     The cross-link antennas will permit satellites in the constellation to communicate with one another. Each Iridium satellite will have four cross-link antennas to allow it to communicate and route traffic to the two satellites that are fore and aft of it in the same orbital plane as well as neighboring satellites in the adjacent co-rotating orbital planes. This intersatellite networking capability is a significant distinguishing feature of the IRIDIUM System and provides a number of benefits. These intersatellite links, which enable the satellites to function as switches in the sky, will allow the IRIDIUM System to (i) select the optimal space-to-ground path of each call, thereby enhancing system reliability and capacity while reducing the costs associated with the use of terrestrial phone systems, (ii) service subscribers in all areas (including, mid-ocean and remote areas) regardless of the proximity to a gateway, (iii) provide full global service with a relatively small number of gateways, thereby lowering total ground segment build-out and operating costs and (iv) provide enhanced ability to track the location of a voice customer, allowing Iridium to target calls and pages as customers travel globally.

     Operation of the satellites will be monitored, managed and controlled by the system control segment. The master control facility is located in Virginia, the back-up control facility is located in Italy, and the TT&C stations are located in northern Canada and Hawaii, with an additional transportable telemetry system currently located in Iceland. These facilities will manage the performance and status of each of the individual satellites. The master control facility will also manage the network by developing and distributing routing tables for use by the satellites and gateways, directing traffic routing through the network, and controlling cell formation by the satellites' main mission antennas. In addition, the master control facility will manage the system control segment itself by, for example, assigning earth terminals to satellites and controlling data flow between the master and back-up control facilities.

     Implementation of the Space Segment. The space segment of the IRIDIUM System is being designed and constructed for Iridium by Motorola.

     As of March 1, 1998, Motorola had launched 51 Iridium satellites in ten separate launches. Motorola has informed Iridium that two of those 51 satellites are not functioning and will not become part of the constellation, but that Iridium will not bear the financial impact of the loss of the two satellites and that such loss will not affect the scheduled date for commencement of commercial operations in September 1998. Under the Space System Contract, Motorola has completed 42 of the 47 contract milestones. Contract milestone 30, initial launch of Iridium satellites, was scheduled for completion in January 1997, but the launch did not occur until May 5, 1997. The remaining five milestones relate to the deployment, testing and completion of the space segment of the IRIDIUM System, including the related ground control facilities. The space segment is scheduled under the Space System Contract for completion on September 23, 1998. Ground testing of satellite hardware has been substantially completed. Motorola has completed construction of most of the terrestrial facilities necessary to command the in-space movements of the satellites, including the master control facilities and the associated TT&C facilities.

     Motorola has entered into subcontracts with suppliers for the provision of major subsystems of the Space Segment. The principal Space Segment subcontractors include:

  MANUFACTURERS

     Lockheed Martin Corporation. Lockheed has designed and is manufacturing the satellite bus. Lockheed is an investor in Parent.

     Raytheon Company. Raytheon is providing the main mission satellite antennas. Raytheon is an investor in Parent.

     Telespazio. Telespazio is providing system engineering on system control segment development and is expected to operate the back-up control facility. Telespazio is an affiliate of Telecom Italia.

  LAUNCH PROVIDERS

     The requirements for the deployment of the initial satellite constellation entail the placement into orbit of a large number of satellites in a relatively short period of time, using conventional expendable launch vehicles. Based on technical, commercial and other considerations, Motorola selected the following three commercially offered launch systems for the deployment phase: Long March 2C through China Great Wall; Proton through Khrunichev; and Delta II through Boeing.

     China Great Wall Industry Corporation. China Great Wall has contracted with Motorola to provide some of the launches for the initial deployment of the space segment (and additional launches for the maintenance of the space segment) utilizing its Long March 2C/SD vehicle, which launches two Iridium satellites into orbit with each launch. An affiliate of China Great Wall, Iridium China (Hong Kong) Ltd., is an investor in Parent.

     Khrunichev State Research and Production Space Center. Khrunichev has contracted to provide some of the launches for the initial deployment of the space segment utilizing the Proton launch vehicle, which launches seven Iridium satellites into orbit with each launch. Khrunichev is an investor in Parent and has been allocated the Iridium gateway service territory for Russia and eight other republics of the former Soviet Union.

     Boeing. Boeing, the successor to McDonnell Douglas Corporation, has contracted to provide the majority of the launches for the initial deployment of the space segment utilizing the Delta II launch vehicle, which launches five Iridium satellites into orbit with each launch.

     Under the Space System Contract and the Operations and Maintenance Contract, Motorola has agreed to procure the necessary space segment launch services, and to place into orbit, and maintain in orbit, the space segment. In light of the magnitude of the launch services procurement, the risks inherent in satellite launch activity and the potential impact on Iridium's business if the provision of launch services fails (including the potential that launch service problems could give rise to excusable delays under the space System Contract and Operations and Maintenance Contract), Motorola has developed numerous space segment launch scenarios using various combinations of available launch systems to fit the requirements of the IRIDIUM System in terms of cost, reliability, availability, technical performance, credibility of suppliers and other factors.

     The launch of the first five Iridium satellites occurred on May 5, 1997 on a Delta II launch vehicle. This launch had been scheduled for January 1997 but was delayed on four successive days and then postponed following a launch failure involving the Delta II launch vehicle. Following the January 1997 failure of a Delta II launch vehicle, the United States government ordered a halt to all further Delta II launches pending completion of an internal review of the failure. That failure review was completed on May 2, 1997 and concluded that the launch failure resulted from an explosion of one of the nine solid rocket boosters attached to the first stage of the launch vehicle. Thereafter, the launch suspension was lifted. The first launch of Iridium satellites occurred on May 5, 1997 (following successive postponements on May 2, May 3 and May 4 due to weather conditions and a faulty warning light). Motorola has informed Iridium, however, that, notwithstanding the first launch postponement, Motorola believes its launch schedule should permit Iridium to meet its planned September 1998 commencement of commercial operations. This current launch schedule assumes that there are no additional significant launch delays and that all three launch providers -- Boeing, Khrunichev and China Great Wall -- are able to provide launch services as currently planned. The current launch schedule also creates risks because it has compressed the time otherwise available for testing. As of March 1, 1998, Motorola had launched 51 Iridium satellites in ten separate launches. Motorola has informed Iridium, however, that two of those 51 satellites are not functioning and will not become part of the constellation, but that Iridium will not bear the financial impact of the loss of the two satellites and that such loss will not affect the scheduled completion date for commercial service in September 1998. Motorola's current launch plans contemplate five more launches of 21 satellites by May 1998, which would complete the expected constellation of 66 satellites in mission orbit with 4 spare satellites in a lower parking orbit. There can be no assurance that succeeding launches will proceed as currently contemplated or that the space segment will be operational on schedule, and there can be no assurance that problems will not occur with respect to other satellites, or that such problems will not have an adverse affect on Iridium. In addition, no assurance can be given that from time to time certain events will not occur that may require Motorola to conclude that one or more satellites are not performing within the necessary parameters for such satellite or satellites to be included in the constellation, or that such a conclusion would not have an adverse effect on the commercial activation schedule.

     Following the initial deployment of the satellite constellation, launch services will be required in connection with the maintenance of the system. This will entail the placement into orbit of satellites for the replacement of failed or degraded satellites originally placed into orbit as part of the deployment mission. The maintenance mission for satellite launch services may be performed by a number of launch systems. Motorola has conducted technical and commercial discussions with a number of potential suppliers and has selected a Long March 2C/SD launch vehicle for what it expects will be a minority portion of the maintenance launch services. Motorola expects that a number of other launch systems currently under development would satisfy the remaining requirements of the maintenance mission. Motorola intends to select a supplier or suppliers for the remaining maintenance launches based on technical, commercial and other considerations.

     In addition, Motorola has constructed the master control facility located in Virginia, the back-up control facility in Italy, two TT&C stations in northern Canada and one TT&C station in Hawaii, with an additional transportable telemetry system currently located in Iceland.

  GATEWAYS

     Gateway earth stations will provide call-processing services, such as subscriber validation and the interconnection between the world's PSTNs and the IRIDIUM System by connecting calls made through the IRIDIUM System to and from the local PSTN generally through an international switching center. Gateways will communicate with the space segment via gateway link antennas on the satellites and ground-based antennas, or earth terminals, at each terrestrial gateway facility. Each gateway facility will typically include three or four antennas, a controller to manage communications with the constellation, an operations center to perform local network management, a paging message origination controller, and a switch that connects the gateway to the local PSTN. Each gateway will also include a subscriber database used in call-processing activities, such as subscriber validation. Gateways will generate call detail records used in billing. Parent has authorized the issuance of warrants to acquire up to 9,165,000 Class 1 Interests at a price of $.00013 per Class 1 Interest to gateway owners who complete construction and installation of their gateways on schedule and who meet certain revenue criteria thereafter. None of such warrants has been issued.

     Implementation of Gateways. The success of Iridium is dependent upon the efforts of its gateway owners, all of whom are investors, or affiliates of investors, in Parent. Iridium is focusing considerable efforts on the coordination of the development of the gateway infrastructure and business systems.

     Iridium has assigned all of its gateway service territories to Parent's equity investors or their affiliates. Iridium expects these gateway service territories to be served initially by up to 12 gateways. Each gateway owner has entered into a Gateway Authorization Agreement. The Gateway Authorization Agreements obligate the gateway operators to use their reasonable best efforts to perform, among other obligations, the following with respect to its designated territory: (i) contract with Motorola to supply the gateway equipment; (ii) provide gateway services; (iii) obtain all required governmental licenses and permits necessary to construct and operate gateways; (iv) designate Iridium service providers, which may include the gateway operator; (v) require compliance by each service provider with established guidelines; and (vi) support Iridium-approved positions at the WRC of the ITU.

     Under the Space System Contract, Motorola has agreed to (i) design and make available to Iridium as proprietary information the gateway interface specification, (ii) develop and sell Iridium gateway equipment and (iii) license to responsible and competent suppliers of that equipment the rights to use the information in that specification for certain purposes to the extent essential to manufacture and sell Iridium gateways. Iridium does not anticipate that companies other than Motorola will manufacture gateway equipment. In order to assure timely development of the gateway equipment and to coordinate the development effort, Iridium entered into the Terrestrial Network Development Contract in 1995 which has allowed it to implement a more disciplined and systematic development plan for the gateways and which Iridium believes will increase the likelihood of a timely in-service date for the gateways. Under the Terrestrial Network Development Contract, Motorola is designing and developing the gateway hardware and software.

     Iridium and the gateway operators have established a schedule for the construction of the necessary gateway facilities by the gateway operators. While some gateway operators are behind in meeting some of the milestones in this schedule, Iridium believes that up to 12 gateway facilities will be completed and operational at the time commercial operations commence. The construction of the 12 gateway facilities is substantially complete and the telecommunications equipment has been installed at 10 locations. However, there can be no assurance that one or more gateways will not fail to be completed by the commencement of commercial operations, which could have a material effect on Iridium. In particular, the China gateway has not commenced equipment procurement and the Middle East-Africa gateway is significantly behind schedule with its equipment procurement. While Iridium believes that it is possible that these two gateways will be operational by the planned September 1998 commencement of commercial operations, in order for them to do so they will need to move forward promptly, including making certain overdue payments under their gateway equipment purchase agreements with Motorola.

  SUBSCRIBER EQUIPMENT

     Subscribers will communicate via the system of satellites and gateways using Iridium subscriber equipment that will provide one or more of voice, paging, data, and facsimile services. Iridium expects that subscriber equipment will be made available by at least two suppliers, Motorola and Kyocera. In addition to portable, hand-held phones Iridium expects that vehicle-mounted, transportable, fixed telephones, as well as simplex alphanumeric belt-worn pagers will be made available. Based on information received from Motorola, Iridium expects that Motorola's version of the portable, multi-mode, hand-held phone will have an initial retail price of approximately $3,000, including one TRC, and its version of the alphanumeric pager will have an initial retail price of approximately $500. Iridium expects the price for subscriber equipment that is manufactured by Kyocera to be similar to Motorola's.

     Iridium does not currently intend to manufacture or distribute Iridium subscriber equipment or derive any income from the sale of Iridium subscriber equipment. Such equipment is expected to be manufactured by existing manufacturers of similar terrestrial subscriber equipment and to be distributed by such manufacturers through gateway owners and operators, service providers and other telecommunications equipment distributors. Iridium may, however, need to take a greater role than currently expected in connection with the distribution of Iridium subscriber equipment. That increased participation in the distribution process may require that Iridium incur additional indebtedness or contingent purchase obligations relating to Iridium subscriber equipment. Motorola has committed substantial resources to develop, and plans to sell, IRIDIUM subscriber equipment including portable, hand-held phones and belt-worn pagers. Motorola has informed

Iridium that it has entered into a license agreement with Kyocera relating to the basic intellectual property rights essential to develop and manufacture personal voice subscriber equipment for use on the IRIDIUM System. This license agreement does not obligate Kyocera to develop, manufacture or sell any Iridium subscriber equipment. If other subscriber equipment manufacturers wish to develop and sell Iridium subscriber equipment, they will be required to enter into similar licensing agreements with Motorola.

     The IRIDIUM System phones are still under development, although a functional unminiaturized prototype has been developed. Motorola has informed Iridium that the portable, hand-held phone that Motorola has been developing is expected to be larger and heavier than today's pocket-sized, hand-held cellular telephones and is expected to have a longer and thicker antenna than hand-held cellular telephones. Motorola has informed Iridium that the pager Motorola will develop is expected to be slightly larger than today's standard alphanumeric belt-worn pagers. The unminiaturized prototypes have been built using the same or similar components expected to be used in the production model of the Iridium phone. The prototypes have been built in a larger housing to facilitate testing and problem solving.

  BUSINESS SUPPORT SYSTEMS

     The IRIDIUM System will be capable of supporting basic "back office" business functions required by Iridium, gateway operators, and service providers, including a clearinghouse operated by Iridium to calculate the amounts owed to and from Iridium and each gateway operator in order to determine net settlements of such amounts among such entities. These business support functions include service provision, customer service, and billing and collection, as well as clearing and settlements. These functions will be provided by means of computer and manual processes at each gateway and service provider location and, most likely, at a central processing point. The gateway owners and operators will be required to license or purchase software and equipment in order to exchange information with the clearinghouse and to handle settlements with service providers, inter-exchange service providers, government entities and others. Iridium has proposed to develop, and to provide to the gateways, some of the required software and hardware. In addition, the gateways will have to enter into settlement agreements with service providers, on behalf of Iridium, in order to account for and settle the Iridium World Cellular Services and the non-satellite service portions of the Iridium World Services. The coordination of business support functions among Iridium, the gateways and the service providers necessary to the provision of the Iridium World Services is a large and complex undertaking which will require the establishment of comprehensive data exchange capabilities and the negotiation and execution of hundreds of settlement agreements with gateway operators and service providers.

  IRIDIUM WORLD CELLULAR SERVICES

     Iridium World Cellular Services allows different protocol-based networks to communicate with each other. Protocol formats are the "language" by which networks communicate. Similar protocol networks can communicate easily with one another by sending signals between the networks in a standard language that is understood by both networks. Different protocol networks require a translator in order to communicate with each other.

     An Iridium World Cellular Services customer who roams onto a cellular network that has a roaming agreement with Iridium will be recognized by the visited network as an Iridium customer when the customer turns on his phone. The visited network, using an Iridium gateway, will send a request for authentication either terrestrially or over the IRIDIUM System to the IIU, the protocol translation device that is being developed under the direction of Motorola for Iridium. The IIU will search for the home location of the customer and convert the signal to the appropriate protocol of the customer's home network. The home network will authenticate the customer by signaling back to the IIU which will then convert the signal back to the protocol of the visited network and send the response in the appropriate protocol to the visited network. When an Iridium World Cellular Services customer is called, the IRIDIUM network will route the call to the visited network (which is expected to be completed in seconds). The visited network will perform the necessary authentication to allow the roaming customer to access the visited network as a roaming customer and complete a call.

     An Iridium World Cellular Services customer can be "homed" on a cellular network, in which case the customer's phone number will be his home cellular phone number. Alternatively, the customer can be "homed" on the IRIDIUM System, in which case the customer's phone number will begin with "8816" or "8817," the international "country" codes assigned to Iridium. Customers "homed" on the IRIDIUM System may pay a monthly subscription fee and a fee for calls made over the IRIDIUM System. Customers "homed" on a cellular network may pay a feature charge to Iridium that will be significantly below the monthly subscription fee, but they may pay an additional roaming premium for calls made over the IRIDIUM System (retail prices will be determined by the home network provider). In general, customers who place a large number of Iridium satellite service calls will have an incentive to be "homed" on the IRIDIUM System, while customers who place a small number of Iridium World Satellite Services calls will have an incentive to be "homed" on a terrestrial network.

     For inter-protocol terrestrial cellular roaming, a user must have a telephone that operates with the visited network (e.g., a GSM phone if roaming onto a GSM 900 network). An Iridium World Cellular Services customer will not be required to own an Iridium phone. Subscribers will be able to use any terrestrial wireless handset that can support a GSM SIM card or have an IS-41 handset that has been programmed for Iridium World Cellular Services service. Motorola has indicated that it intends to develop TRCs compatible with most major terrestrial wireless networks, although some (including CDMA) will be developed and distributed after the commencement of commercial operations.

     Iridium's business plan currently calls for roaming agreements with wireless operators in more than 50 countries by the commencement of commercial operations in September 1998 expanding to approximately 150 countries by 2002. As of March 1, 1998, Roaming had entered into more than 90 roaming agreements. Many wireless systems as currently configured, including systems covering large portions of South America, use a form of wireless technology that does not permit sufficient anti-fraud security or certain international dialing and, therefore, it is unlikely that Iridium will provide Iridium World Cellular Services coverage in areas that are principally served by this type of technology. Iridium World Cellular Services is not expected to be available between certain IS-41 systems before 1999 or in Japan before 1999.

  PROGRESS TO DATE

     The following chart sets forth Iridium's past and projected development milestones. Estimates for the commencement of service do not account for potential delays. There can be no assurance that the IRIDIUM System will commence commercial operations in September 1998 as planned.

     1987: IRIDIUM System conceived by Motorola
           Research and development begins

     1990: Planned IRIDIUM System announced worldwide
           FCC license application filed

     1991: Iridium, Inc. incorporated

     1992: Global MSS spectrum allocated at WARC-92
           Experimental license granted by FCC
           Full scale research and development by Motorola, Lockheed and Raytheon underway

     1993: Stock purchase agreements executed covering $800 million in equity commitments
           Space System Contract and Operations and Maintenance Contract become effective
           Key subcontracts signed by Iridium and Motorola
           System procurement and build-out commenced

     1994: IRIDIUM System preliminary design reviews completed
           Additional stock purchase agreements executed covering an additional $798 million
           Iridium satellite communications payload application-specific integrated circuits designed, fabricated and validated
           Gateway Authorization Agreements executed

     1995: Space Segment license awarded by FCC, subject to certain conditions
           IRIDIUM System critical design reviews completed
           Terrestrial Network Development Contract executed
           Nine Gateway Equipment Purchase Agreements executed
           Prototype phones available for lab testing
           Additional $300 million raised

     1996: Full-scale Iridium satellite manufacture begins
           $750 million Guaranteed Bank Facility established
           Kyocera begins development of Iridium phones
           Construction of gateways begins

     1997: First launch of Iridium satellites on a Delta II launch vehicle
           IWCL IPO completed
           $100 million SPI purchase of Class 1 Interests
           First launch of Iridium satellites on a Proton launch vehicle Offering of Units and Series B Notes completed
           Master control facility substantially complete
           Offering of Series C Notes completed
           $1 billion Secured Bank Facility established
           Two-thirds of satellite launches completed
           Gateway construction expected to continue and initial testing to begin
           Prototype pagers tested with in-orbit satellites
           Limited voice testing with in-orbit satellites
           Significant progress in obtaining service providers, roaming agreements and L-band licenses

     1998: Satellite launches expected to be completed
           Gateway construction expected to be completed
           Subscriber trials expected to be completed
           Continued progress expected in obtaining service providers, roaming agreements and L-band licenses
           Commercial operations expected to begin

COMPETITION

     Certain sectors of the telecommunications industry are highly competitive in the United States and other countries. The uncertainties and risks created by this competition are intensified by the continuous technological advances that characterize the industry, regulatory developments that affect competition and alliances between industry participants. While no single existing wireless communications system serves the global personal communications market today, Iridium anticipates that more than one system will seek to serve this market in some fashion in the future. Iridium believes that its most likely direct competition will come from the planned ICO telecommunications service and from one or more of the other FCC licensed MSS applicants -- Loral/Qualcomm Partnership, L.P., on behalf of Globalstar, MCHI, on behalf of Ellipso, and Constellation, on behalf of Aries.

     Iridium believes that its ability to compete successfully in the market for global personal communications will depend primarily upon the timing of its entry into the market, the technological qualities of the IRIDIUM System, including its global coverage, signal strength, dependability and capacity and the market appeal of Iridium's service offerings, including Iridium World Cellular Services. Successful competition will also depend on the cost of service to subscribers and the success of the marketing, distribution and customer service efforts of gateway operators and service providers. Iridium believes that it currently has an earlier planned full global service capability than any of the licensed MSS applicants or ICO (based upon information contained in their FCC filings or public announcements).

     While Iridium's system and proposed competing mobile satellite systems have different planned technical capabilities, Iridium believes that the distinguishing features of the IRIDIUM System will include: (i) its higher signal strength for Iridium World Satellite Services which Iridium believes will afford both better voice quality and signal penetration to portable, hand-held phones and a higher degree of in-building penetration for pagers; (ii) its intersatellite networking capability, which Iridium believes will permit full global coverage, reduce the number of gateways required to provide global coverage, enhance system reliability and capacity and reduce tail charges incurred for the landline portion of telephone calls; and (iii) its Iridium World Services offering, which will offer one number, one phone, one bill, voice, fax and data communication and "follow-me paging" through either a cellular or an Iridium phone number. Iridium believes that these distinguishing features will make Iridium World Services better suited, compared with other potential MSS competitors, to meet the global coverage and service quality demanded from the high-end, traveling professional. In addition, Iridium believes that it will be the first MSS system to offer global coverage in all authorized jurisdictions.

  MOBILE SATELLITE SYSTEMS

     Inmarsat has announced plans for a 12-satellite, MEO system consisting of ten operational and two spare satellites. This system is to operate in the 2 GHz band and will be owned by a new Inmarsat affiliate, ICO. Many of the investors in Inmarsat, including numerous state-owned telecommunications companies, participate in the ownership of the new venture and ICO has announced the receipt of significant equity commitments from these investors. Iridium believes that ICO will be the most direct competitor to Iridium for the traveling professional market. However, ICO has announced that the full constellation will not be operational before the year 2000, which should provide Iridium with a first-to-market advantage.

     Globalstar, a 48-satellite LEO system, has been proposed by Loral/Qualcomm. It will offer both fixed and mobile telecommunications services. The Globalstar system will employ CDMA digital modulation technology and Globalstar has announced an expected in-service date in the first or second quarter of 1999. The Globalstar system utilizes "bent pipe" technology and Globalstar has indicated that it will require between 50 and 75 gateways to provide full global land-based coverage of virtually all inhabited areas of the globe. The target market for Globalstar, like the regional GEO systems described below, covers persons who lack telephone service or are under served or not served by existing or future cellular systems.

     Ellipso, a 17-satellite NGSO system, has been proposed by MCHI. Constellation, a 54-satellite NGSO system, has been proposed by Constellation Inc. Both systems would offer mobile satellite service globally and would use CDMA digital modulation technology. The licenses for each of the Ellipso and Constellation systems require that the system be fully operational by July 2003. MCHI has announced that it intends to begin full operation of its system by the year 2000, while Constellation has stated that it plans to begin operations in 2001.

     Iridium also expects to encounter competition from regional mobile satellite systems, three of which have been launched and several of which are in the planning stage, as well as from Inmarsat. In April 1995, AMSC launched a GEO satellite covering the continental United States, Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and U.S. coastal waters to provide fixed and mobile voice and data services to briefcase-sized mobile terminals and car-mounted units. TMI, a spinoff of Telsat Canada, launched a virtually identical satellite to AMSC's in 1996 to cover Canada and other parts of the Caribbean not served by AMSC and to provide the same type of service to similar terminals. AMSC and TMI subsequently agreed to transfer AMSC's to TMI's satellite. In addition, AMSC announced plans to lease its satellite to ACTel, which plans to reposition the satellite over Africa to offer MSS services there.

     Mobilesat, launched in 1994, is a GEO satellite covering Australia, New Zealand and parts of the Pacific Basin which provides mobile and fixed, voice and data services to briefcase-sized mobile terminals and car-mounted units. ACeS has proposed a one- or two-satellite GEO satellite system covering Asia, including Thailand, Indonesia and the Philippines, and offering mobile voice and data telecommunications to briefcase-sized mobile terminals, car-mounted units and hand-held units. APMT has proposed a two-satellite GEO satellite system covering India, China and certain Southeast Asian nations, offering mobile telecommunications to dual-mode, hand-held terminals. Satphone and Thuraya are two consortia proposing GEO systems to serve the North Africa/Middle East region, with dual-mode hand-held phones. EAST is a hybrid system proposed by Matra-Marconi to provide fixed services, and mobile services to hand-held units, with a GEO satellite covering Europe, the Middle East and Africa. Afro-Asian Satellite Communications has proposed a two GEO satellite system covering 55 countries in the Middle East, the Asia Pacific region and eventually Africa, serving dual-mode, hand-held terminals. Elekon-Stir is a proposed Russian LEO system consisting of seven satellites offering store and forward mobile data services and with limited voice capabilities. Inmarsat currently operates a world-wide GEO system that is capable of providing fixed and mobile voice and data services to laptop-sized "Mini-M" terminals and to briefcase-sized mobile terminals and car-mounted units.

     Other regional systems that may be established could also provide services that compete with the Iridium World Satellite Services. The regional GEO systems do not provide full global coverage and, therefore, are expected to generally target persons not currently served by landline or cellular telephone service. It is possible that one or more regional mobile satellite services could enter into agreements to provide intersystem roaming that could be global or nearly global in scope.

  LAND-BASED TELECOMMUNICATIONS SYSTEMS

     Iridium does not intend to compete with terrestrial cellular telephone systems for the vast majority of personal communications services, because, among other reasons, Iridium satellite voice services will be priced significantly higher than most terrestrial wireless services, the IRIDIUM System will lack the operational capacity to provide local service to large numbers of subscribers in concentrated areas and Iridium's satellite system is not expected to afford the same voice quality, signal strength, or ability to penetrate various environments (such as buildings) as terrestrial wireless systems. Rather, Iridium expects its subscribers to use Iridium World Satellite Services in areas or situations where local cellular systems use a standard incompatible with that of the users' home markets or where terrestrial service is unavailable, inconvenient, of poor quality or unreliable. As terrestrial cellular systems expand their geographical penetration, particularly outside of major urban and suburban areas and improve the quality of coverage in already-served areas, potential customers for Iridium World Satellite Services and other satellite-based services will be lost. Moreover, the advent of near global terrestrial cellular roaming described below will represent a significant competitive threat to Iridium's satellite-based service and Iridium World Cellular Services, particularly with respect to traveling professionals who spend most of their time in regions that are well served by terrestrial-based wireless services.

  TERRESTRIAL CELLULAR INTERPROTOCOL ROAMING SERVICES

     Iridium's Iridium World Cellular Services service offering, which will allow Iridium subscribers to roam onto a variety of cellular networks, will face competition from existing and future terrestrial cellular interprotocol roaming services, which provide roaming services across similar cellular networks.

     GTE Mobilnet (GTE) and Deutsche Telekom Mobil ("DeTeMobil") of Germany currently offer GlobalRoam, a two-way cellular roaming service between certain North American AMPS cellular networks and GSM cellular networks in certain countries where DeTeMobil has GSM roaming agreements. AT&T Wireless Services of the United States and Vodafone of the United Kingdom offer CellCard, a service which provides one-way roaming from certain North American AMPS networks to certain GSM networks in certain countries which have roaming agreements with Vodafone.

     Two other proposed MSS systems, ICO and Globalstar, and at least one regional GEO, ACeS, have indicated that they may also offer some form of dual-mode satellite/cellular service, which may include interprotocol roaming capabilities such as those expected to be offered by Iridium.

     In addition, a number of rental services, primarily United States based, provide cellular phones to persons traveling in countries with cellular standards that differ from the traveler's home market. For example, Worldcell provides United States based travelers GSM phones for travel to Europe, while Shared Technologies Cellular, in conjunction with United Airlines, provides AMPS phones for visitors to the United States. These businesses often have rental locations at airports, hotels and auto rental locations and will also deliver phones by mail service. These companies' services may compete with Iridium World Cellular Services and Iridium World Satellite Services.

  PAGING

     In addition to competing with paging services offered by proposed regional MSS systems, Iridium World Page Services will face competition from regional and nationwide terrestrial paging services, and from M-Tel's SkyTel service which currently provides paging services to over 20 countries around the world. SkyTel operates by forwarding paging messages via international circuits to a foreign paging network that subsequently transmits the message over its local network. Also, in 1995 Inmarsat introduced an international satellite-based one-way messaging service. Iridium believes that the relatively higher link margins of the Iridium World Page Services will provide superior performance to any proposed satellite paging systems and that Iridium will be the only global paging service using a belt-worn pager before 2000.

  COMPETITION RELATED TO NEW TECHNOLOGIES AND NEW SATELLITE SYSTEMS

     Iridium may also face competition in the future from companies using new technologies and new satellite systems which could render the IRIDIUM System obsolete or less competitive. Such new technologies, even if not ultimately successful, could have a material and adverse effect on Iridium as a result of associated initial marketing efforts. Iridium's business could be materially and adversely affected if competitors begin operations or existing telecommunications service providers penetrate Iridium's target markets before completion of the IRIDIUM System.

REGULATION OF IRIDIUM

  TELECOMMUNICATIONS REGULATION AND SPECTRUM ALLOCATION: OVERVIEW

     The allocation and use of the radio frequency spectrum for the provision of communications services are subject to international and national regulation. The implementation and operation of the IRIDIUM System, like those of all other satellite and wireless systems, are dependent upon obtaining licenses and other approvals.

     The international regulatory framework for spectrum allocation and use is established by the International Telecommunication Union ("ITU"). The ITU, which is composed of representatives from most of the countries of the world, meets officially at conferences known as World Radio Conferences ("WRCs") (previously known as World Administrative Radio Conferences or "WARCs") to decide the radio services that should be permitted to operate in various radio bands and the rules for operating in those bands.

     The national administration of each country decides how the radio frequencies that the ITU has allocated to particular communications services should be allocated and assigned domestically to specific radio systems. In addition, the provision of communications services in most countries is subject to regulatory controls by the national governments of each country.

     In the United States, the FCC is the regulatory agency responsible domestically for allocating spectrum and for licensing and regulating communication systems, facilities, and services. The FCC regulates satellites in accordance with laws passed by the United States Congress, particularly the Communications Act of 1934, as amended (the "Communications Act"), regulations adopted pursuant to those laws, and judicial opinions rendered by U.S. courts.

  IRIDIUM SYSTEM LICENSING REQUIREMENTS

     The IRIDIUM System is being built with the capability to link phones to Iridium satellites using up to 10.5 MHZ of spectrum in L-band frequencies from 1616-1626.5 MHZ on a bi-directional time division basis, Earth-to-space and space-to-Earth. The system will also be capable of operating "feeder" links in the frequencies 19.4-19.6 GHz and 29.1-29.3 GHz (connecting satellites to ground earth station gateway facilities) and intersatellite links in the frequencies 23.18-23.38 GHz (linking the satellites in the constellation to each other).

     The licensing requirements for the IRIDIUM System include: (i) the FCC license for the space segment; (ii) the licenses in each country where there is a gateway or TT&C earth station; and (iii) the licenses in each country for the Iridium subscriber equipment and service and for the use of required frequencies. In addition, the IRIDIUM System must be coordinated with other users of spectrum that have rights to use the same or adjacent frequencies to the frequencies assigned to the IRIDIUM System. It is only necessary for one country to license the space segment, which includes authorizing the construction, launch, and operation of the satellites, including the use of the intersatellite links and the operation of the primary satellite control center in the country.

     The gateway earth stations provide the feeder link between the satellite network and the PSTNs around the world. Iridium expects that Iridium gateways will be located in at least eleven different countries during the first years of operation. A radio license to operate a gateway earth station in a significant portion of the 29.1-29.3 GHz (Uplink) and 19.4-19.6 GHz (Downlink) frequency bands must be issued by the appropriate governmental authority of each of the countries in which an Iridium gateway is to be located. Similar authorizations may be obtained in the United States and Canada to operate TT&C earth stations.

     Each country in which Iridium intends to operate must authorize the use of the frequencies linking the phones to the satellites, allowing communication between end users and the satellite network. At a minimum, the IRIDIUM System needs exclusive use of the frequencies 1621.35-1626.5 MHZ for this purpose, with authority to operate bi-directionally within that band. In order to operate the Iridium subscriber equipment in a country, Iridium or the manufacturers of Iridium handsets must obtain from the country a certificate of type approval to permit the operation of phones and pagers within the country. The licensing procedures vary in different countries. Generally there are three aspects to the required license(s): (i) authorization for the use of the frequencies requested;
(ii) authorization for the equipment to be marketed and used (including subscriber equipment that may circulate from country to country); and (iii) authorization for the service to be provided.

     Because of the global mobile nature of the service, each national administration will be asked to grant a blanket or class license authorizing a substantial number of handsets, recognize equipment that has been type approved or certified by other countries and allow for the free circulation and transborder roaming of terminal equipment.

  LICENSING STATUS

  General

     Iridium, Motorola, and the gateway owners have made substantial progress in taking the regulatory steps needed for the IRIDIUM System to obtain the coverage assumed in its business plan, but a significant number of additional regulatory approvals outside the United States remain to be obtained. Each gateway must be licensed by the jurisdiction in which it is located. Licenses have been granted for the gateways in the United States (Tempe), Thailand (Bangkok), Taiwan (Taipei), Korea (Seoul), Brazil (Rio De Janeiro), Japan (Nagano), Saudi Arabia (Jeddah) and Italy (Fucino). The North American gateway operator has contracted to build a second gateway in the United States. Additionally, experimental licenses have been granted for the gateways in Russia (Moscow) and India (Bombay) and permit the gateways to test their links between the Iridium satellites and terrestrial services. In the case of China, approval has been issued to China Aerospace Corporation, the parent company of Iridium China, and the Ministry of Posts and Telecommunications (the "MPT") to proceed with the establishment of a testing gateway for Iridium in China. The MPT will be primarily responsible for construction, management and operation of the gateway, and arrangements are being made between China Aerospace and the MPT to take advantage of that decision. The licenses that have been received by the gateways are subject to conditions that relate to the completion of construction and the provision of technical information to regulatory authorities. Iridium expects that the licenses its other gateways are seeking will have similar conditions. There can be no assurance that the additional licenses necessary for Iridium to obtain the service capability assumed in its business plan will be obtained on a timely basis or at all. In addition, while Iridium believes the conditions specified in the final gateway licenses that have been received can be satisfied, there can be no assurance that such conditions will be satisfied or that conditions to licenses received in the future will be satisfied.

     As of March 1, 1998, 51 administrations had given all or a substantial portion of the authorizations necessary to operate the IRIDIUM System in their territories. The 51 countries and territories are: the United

States, Italy, Argentina, Colombia, Honduras, Thailand, Malaysia, Guatemala, Puerto Rico, Finland, Russia, El Salvador, Brazil, Japan, Philippines, South Korea, Taiwan, Germany, Austria, Canada, Australia, Venezuela, Sweden, Norway, Iceland, Uruguay, New Zealand, Chile, Senegal, Morocco, Afghanistan, Panama, San Marino, Maldives, Micronesia, Cook Islands, American Samoa, Baker Island, Guam, Jarvis Atoll, Johnston Atoll, Midway Islands, Northern Marianas, Palmyra Atoll, United States Virgin Islands, Wake Island, Christmas Island, Cocos (Keeling) Islands, Norfolk Island and Svalbard & Jan Mayen. Iridium is seeking licenses throughout the world. However, Iridium and its gateway operators are placing emphasis on obtaining approvals by September 1998 from the 70 to 90 countries where Iridium expects substantially all of the demand for, and usage of, Iridium World Services is likely to be generated.

     The licenses that have been received generally are subject to conditions relating to, among other things, (i) confining operations to the scope of the license; (ii) complying with applicable electronic surveillance laws and (iii) the continued operation of the IRIDIUM System. While Iridium believes that all required licenses will be obtained in a substantial majority of the countries it is placing emphasis on by September 1998 and that the IRIDIUM System would be able to satisfy the conditions specified in such licenses, there can be no assurance that additional authorizations will be granted at all, or in a timely manner, or without burdensome conditions. There can be no assurance that sufficient licenses for Iridium to obtain the coverage assumed in its business plan will be obtained on a timely basis or at all. Nor can there be any assurance that Iridium will be able to secure additional spectrum, if needed. In addition, while Iridium is not aware of any country that has indicated that it will not provide a service license by the commencement of commercial operations, the process of obtaining service licenses in each country of the world is complex and certain gateway operators, in particular those with responsibility for obtaining licenses in numerous countries such as Iridium Africa and Iridium SudAmerica, have indicated that they may not receive regulatory approvals for some of the countries of their territories at the anticipated commencement of commercial operations in September 1998.

  Spectrum Allocation

     At the WARC-92, the ITU allocated to the MSS service: (i) on a primary basis, 16.5 MHZ of spectrum in the 1610-1626.5 MHZ band (Earth-to-space); and
(ii) on a secondary basis, 12.7 MHZ of spectrum in the 1613.8-1626.5 MHZ band (space-to-Earth). The ITU had previously authorized the other frequency bands used in the IRIDIUM System for the purpose for which Iridium intends to use them. At the 1995 World Radio Conference ("WRC 95"), the ITU defined the coordination procedure for systems operating in the bands proposed to be used by Iridium for its feeder links. The ITU's role in allocating frequencies necessary for the operation of the first generation IRIDIUM System is now essentially complete.

  United States Licensing

     The space segment of the IRIDIUM System, including the use of the intersatellite frequency band (23.18 to 23.38 GHz), has already been licensed by the FCC in the United States. The license has a term of ten years and contains other conditions typical of satellite system licenses granted by the FCC. The license term begins on the date the first satellite is in orbit and the first transmission occurs. The license states that, absent extensions, the IRIDIUM System must be fully constructed and operational by October 2002. Two applicants have appealed the FCC decision which (i) found that they initially had failed to establish the necessary financial qualifications, and gave them additional time to demonstrate such qualifications; and (ii) granted licenses to the IRIDIUM System and two other global MSS systems. The FCC subsequently waived the financial qualification condition and granted these two applicants a license. This appeal is being held in abeyance while the FCC considers an application for review of its decision to waive the financial qualification condition. The license for the IRIDIUM System remains in full force and effect while this appeal is pending and Iridium expects that the FCC decision to issue a license for the IRIDIUM System will be affirmed, although there can be no assurance that the courts will do so.

     Although the FCC has stated that it will renew the IRIDIUM System authorization unless extraordinary circumstances prevent it from doing so, there can be no assurance that the IRIDIUM System license will be renewed.

     The IRIDIUM System license is held by Space System License, Inc., a wholly owned subsidiary of Motorola, which is contractually bound to operate the system for the exclusive benefit of Iridium. As a result, Motorola, rather than Iridium, has the responsibility to construct, launch, operate and maintain the IRIDIUM System in accordance with the terms of the license. Any request to renew or modify the IRIDIUM System license must be filed and prosecuted by Motorola. If the Space System Contract or the Operations and Maintenance Contract is ever terminated or not renewed, Motorola would have to assign the Iridium license to Iridium or a third party. Any such assignment would be subject to FCC approval.

     Under both the ITU's rules and the terms of the IRIDIUM System license, the IRIDIUM System must be coordinated with all other domestic and foreign users of the frequency bands assigned to the IRIDIUM System. The United States has essentially completed the process of registering the Iridium space segment operations with the ITU. It has submitted the advance publication and coordination materials to the ITU and coordinated the use of the space segment with all those administrations expressing concerns that the system might cause or receive interference to their systems. On this basis, the United States has requested the ITU to notify the IRIDIUM System in the ITU's Master Frequency Register, which will give it a legal right to protection from interference from future systems. The request has been published, and administrations that have previously engaged in coordination with the United States regarding the IRIDIUM System may file comments on the claim that coordination is complete. Any comments will need to be resolved before the IRIDIUM System will be listed in the Master Frequency Register. Iridium believes that coordination has been completed successfully between the IRIDIUM System and all existing or planned systems that have been identified under the coordination process. If further coordination is required with any identified system, it is possible that such coordination would not be completed prior to Iridium's projected commencement of commercial operations. However, Iridium believes that failure to complete such coordination would be unlikely to have a material adverse effect on Iridium. There is no other action required from any other country to license the space segment.

     Under the FCC's rules and the terms of the license, prior to commencing operations Motorola must complete coordination with U.S. radio astronomy sites and complete consultations with the Inmarsat and Intelsat systems. Both of these have been accomplished. See "-- Consultations and Coordinations."

     In the United States, frequencies have been assigned to the IRIDIUM System feeder links in the 29.1-29.25 and 19.4-19.6 GHz bands. The 29.1-29.25 GHz frequencies are shared with the local multipoint distribution service ("LMDS"), and the FCC has adopted restrictions on LMDS operations that are designed to protect MSS feeder links from interference. The 19.4-19.6 GHz frequencies are shared with terrestrial microwave stations and each gateway earth station must be coordinated in advance with licensed microwave stations. The FCC recently granted a license for the first IRIDIUM System gateway to be located in Tempe, Arizona. Licenses have also been granted in the United States for authority to construct and operate TT&C facilities in Arizona and Hawaii.

     The United States license authorizing construction, launch and operation of the space segment includes the use of 1621.35 to 1626.5 MHZ radio frequency band in the United States exclusively for the Iridium subscriber links. This frequency assignment may be increased if no more than one CDMA satellite system becomes operational in the adjacent frequency band. The FCC has issued a license permitting 200,000 Iridium mobile phones to be used in the United States, conditioned upon Motorola submitting a study showing its terminals will comply with radiation hazard requirements. Iridium believes that Motorola will comply with this requirement.

  Licensing Outside the United States

     In countries other than the United States, the remaining significant regulatory steps include: (i) in each country in which a gateway or system control terminal will be located, authorization to construct and operate those facilities, including necessary gateway feeder link spectrum assignments, must be obtained; (ii) in each country in which Iridium subscriber equipment will operate, authority to market and operate that equipment with the IRIDIUM System, and the use of the necessary user link spectrum, must be granted; and (iii) coordination of the use of the frequencies to be used by the IRIDIUM System must be achieved.

Applications for authorizations for gateway, subscriber and TT&C facilities are in varying stages of processing in countries other than the United States and there can be no assurance that these applications will be granted or that sufficient spectrum for initial needs will be assigned. Of the gateway and subscriber authorizations granted to date, several have conditions attached to them concerning their operation and there can be no assurance that these conditions will be satisfied. If the initial spectrum assignments prove insufficient as demand increases over time, there is no assurance Iridium will be able to obtain additional spectrum from the FCC or other administrations.

     Countries in Europe are approaching frequency assignments and licensing issues on a regional basis. CEPT, an organization of forty-three countries in greater Europe, has adopted recommendations regarding the frequency assignment plan and the authorization process which it will recommend that member countries follow. These recommendations are voluntary but 16 European countries have adopted some or all of these recommendations and many other European countries -- especially EU members -- are expected to follow these recommendations. These recommendations currently give Iridium the opportunity to obtain the spectrum it needs to operate initially in Europe. There is a risk that Iridium may have to share this spectrum with other planned satellite systems using an FDMA/TDMA access mode. Because European countries must follow ITU procedures, which Iridium believes will protect Iridium's minimum spectrum requirements, Iridium believes this risk is unlikely to occur. However, there can be no assurance that Iridium will receive all the spectrum it needs to operate in Europe.

     Iridium mobile subscriber equipment must be type accepted in many countries in accordance with national, regional and/or internationally-recognized standards relating to unwanted emissions, network controls, etc. At the 1996 ITU World Telecommunication Policy Forum, the participating countries agreed to start a process that has become known as the GMPCS memorandum of understanding (the "GMPCS MOU"). Participating countries have concluded the development of a first set of agreements covering the IRIDIUM System and the Iridium subscriber equipment, which may facilitate (i) the free circulation of subscriber equipment and (ii) universal handset type approvals. It is now necessary for countries to implement these agreements. Absent such implementation, Iridium subscriber equipment circulation from country to country would require numerous bilateral agreements. While a first set of agreements has been developed, there can be no assurance that countries will implement these agreements in time to benefit Iridium.

     In connection with Iridium's efforts to obtain worldwide regulatory approval for Iridium World Services, governmental, political and security concerns have arisen. One such concern is that authorization of Iridium World Services by many countries will be contingent upon Iridium providing such countries with the ability to legally monitor calls made to or from such countries. Iridium believes that it will be able to address the concerns of many of these countries by the date commercial service is expected to begin and of other countries after the expected commencement of commercial operations. However, there can be no assurance that it will be able to do so or that the emergence of governmental or political concerns will not impair the ability to obtain licenses or the offering of Iridium World Services on a timely basis.

  Research and Development -- Licensing

     In September 1997, Iridium filed an application with the FCC for authorization to operate a satellite system in the 2 GHz band. Such action is a preliminary step in the research and development process and Iridium has made no significant financial commitment to long-term enhancements.

  Consultations and Coordinations

     Intelsat and Inmarsat are international organizations that own and operate satellite systems. International obligations undertaken by the nations which have signed the international agreements creating Intelsat and Inmarsat, including the United States, require the United States to consult with both Intelsat and Inmarsat prior to authorizing any international satellite system to ensure that the system will not cause significant economic or technical harm to the Intelsat system or significant technical harm to the Inmarsat system. The consultation with Intelsat and Inmarsat have been completed.

     Currently, the Russian global navigation satellite system, GLONASS, operates in a frequency band that partially overlaps the 1610-1626.5 MHZ MSS band. When operating co-channel with GLONASS, MSS systems are required to coordinate their operations with the previously registered operations of GLONASS. In addition, even when not operating co-channel, they are required to protect GLONASS operations from harmful interference. Iridium believes that a bilateral coordination agreement between Russia and the United States is in the final stages of negotiation, under which Russia would agree to move the GLONASS system's operations to frequencies below 1610 MHZ by January 1, 1999, and to frequencies below approximately 1605 MHZ by the year 2005. The FCC has conditioned the Iridium blanket subscriber license upon compliance with a level of protection from interference to the GLONASS system. While that level of protection has not been determined, Motorola has committed to meeting the most stringent protection level requested by U.S. aviation interests. During the three-month period between September 1, 1998, the month Iridium expects to commence commercial operations, and January 1, 1999, the month the GLONASS operational frequencies will shift from being below 1616 MHZ to being below 1610 MHZ, and during the interim period between 1999 and when GLONASS shifts to below 1605 MHZ, Iridium believes it will be able to satisfy any reasonable level of protection that is required although there can be no assurance as to what level of protection will be required. Iridium believes that it can meet the protection requested for GLONASS when GLONASS shifts down in frequency to below 1605 MHZ by January 1, 2005. Other administrations will also need to coordinate with the Russian Federation concerning the level of protection that will be afforded to GLONASS in their territory. In Russia itself, additional restrictions may be imposed which may limit the amount of spectrum available to Iridium in Russia. There can be no assurance that sufficient spectrum will be available to meet subscriber demand in Russia or any other country that requires a higher level of protection for GLONASS than the United States. Moreover, there can be no assurance that CDMA systems will be able to meet the levels of protection required for GLONASS, either in the United States, Russia or elsewhere. If such systems do not meet the protection requirements, the FCC and/or other countries' regulatory authorities might consider requests to reassign the CDMA systems to higher frequencies within the 1610-1626.5 MHZ allocation in order to protect GLONASS. This development might in turn reduce the amount of spectrum available to Iridium. See "-- Competition."

     Under the FCC's rules, the IRIDIUM System also must protect U.S. radio astronomy sites during periods when they are observing in the 1610.6-1613.8 MHZ band. Coordination agreements have been reached with respect to all 15 U.S. radio astronomy sites. There can be no assurance that the technical assumptions underlying the coordination agreements with the U.S. radio astronomy sites will not differ from the manner in which the IRIDIUM System performs once it is operational.

     Other administrations may also require that the IRIDIUM System be coordinated with radio astronomy sites that observe in the 1.6 GHz band. Iridium believes there are approximately six other countries that have such radio astronomy sites observing in that band where coordination has not yet been completed. Iridium and Motorola have commenced coordination discussions with most of these non-U.S. radio astronomy sites. While Iridium believes that it will be able to demonstrate that Iridium's operations will not materially and adversely affect the ability of radio astronomers at these sites to observe in the 1.6 GHz band, there can be no assurance that these coordinations will be concluded successfully or in a timely manner.

     In addition to potential interference between MSS systems and other users of the 1.6 GHz band, there is a potential for intersystem interference among the MSS systems themselves.

     Emissions standards have been developed in various international forums which would limit out-of-band emissions into the IRIDIUM System to a level which Iridium believes would not cause harmful interference to the operation of the IRIDIUM System. These standards would apply to all CDMA MSS systems, including any subsequent CDMA MSS systems which are authorized to use the 1610-1621.35 MHZ band. There can be no assurance, however, that the standards adopted would not cause harmful interference to the operation of the IRIDIUM System.

     The IRIDIUM System MSS downlinks operate on a secondary basis. Under the rules of the ITU and the FCC, these secondary downlinks may not cause harmful interference to any primary spectrum user that is operating co-frequency and must accept any interference caused to them by such primary spectrum users. In light of the secondary nature of IRIDIUM's MSS downlinks, the failure by an MSS operator to implement an acceptable CDMA emissions mask could significantly reduce the total capacity of the IRIDIUM System. Furthermore, the downlinks of the IRIDIUM System may need to accept interference from Inmarsat terminals, including Inmarsat aeronautical and land mobile terminals, when they are in the vicinity of an Iridium terminal.

  UNITED STATES ELECTRONIC SURVEILLANCE LAWS

     The Communications Assistance for Law Enforcement Act of 1994 ("CALEA") was enacted on October 25, 1994. CALEA requires that telecommunications carriers deploy equipment, facilities and services that meet certain electronic surveillance requirements identified in the statute. Penalties of $10,000 a day for each wire tap order not fulfilled could be imposed under CALEA as well as an order of compliance in the case of a failure to comply, and other unspecified penalties, including injunctions, might otherwise be imposed. The U.S. government has indicated that CALEA imposes requirements on the IRIDIUM System similar to the requirements that the U.S. government has requested to be implemented by the cellular industry. Discussions with the U.S. government are ongoing to determine the extent of the IRIDIUM System's obligations and the timing of the implementation of these requirements into the IRIDIUM System. It is unknown whether an agreement will be reached with the U.S. government which resolves these issues. Thus, there exists the possibility of a dispute over the IRIDIUM System's obligations.

  UNITED STATES INTERNATIONAL TRAFFIC IN ARMS REGULATIONS; EXPORT
ADMINISTRATIONS ACT

     The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, including certain satellites. Certain information involved in the performance of Iridium's operations will fall within the scope of these regulations.

     The Export Administrations Act and the regulations thereunder control the export and re-export of United States-origin technology and commodities capable of both civilian and military applications (so-called "dual use" items). These regulations may prohibit or limit export and re-export of certain telecommunications equipment and related technology which are not affected by the International Traffic in Arms Regulations by requiring a license from the Department of Commerce before controlled items may be exported or re-exported to certain destinations. Although these regulations should not affect Iridium's ability to put the space segment in place, the export or re-export of Iridium subscriber equipment as well as earth stations and related equipment and technical data, may be subject to these regulations, if such equipment is manufactured in the United States and then exported or re-exported. These regulations may also affect the export, from one country outside the United States to another, of United States-origin technical data or the direct products of such technical data.

     Motorola has obtained authorization to export the Iridium satellites, including associated launch support equipment, currently scheduled to be launched in Kazakhstan on Khrunichev's Proton launch vehicle. Motorola has obtained authorization needed to export the Iridium satellites, including associated launch support equipment, currently scheduled for launch in China on China Great Wall's Long March 2C launch vehicle.

  COMPETITION

     At the time that the FCC authorized the construction of the IRIDIUM System, it also authorized one other competitive MSS systems to operate in the 1610-1626.5 MHZ band. This was the Globalstar System proposed by Loral/Qualcomm Partnership, L.P. ("Loral/Qualcomm"). The Globalstar and IRIDIUM Systems were the only big LEO systems initially licensed by the FCC. While the IRIDIUM System was granted exclusive use of the 1621.35-1626.5 MHZ band in the United States, Globalstar was granted shared use of the bands 1610-1621.35 MHZ and 2483.5-2500 MHZ. These systems were not mutually exclusive.

     At the same time the FCC authorized the IRIDIUM, Globalstar and Odyssey systems, the FCC afforded three other applicants (that had initially failed to establish their qualifications) additional time in which to demonstrate that they were financially qualified. They were MCHI, Constellation, and American Mobile Satellite Corporation ("AMSC"). In September 1996, AMSC chose not to proceed and the FCC dismissed its application.

     MCHI and Constellation have filed challenges to the FCC's determination that they were each not financially qualified, with the United States Court of Appeals for the District of Columbia Circuit. These challenges include an appeal from the FCC's decision to license the IRIDIUM, Globalstar and Odyssey Systems. This court action has been placed in abeyance pending a final FCC decision on a petition for review of the FCC's subsequent decision to waive the financial qualifications rules and grant licenses to MCHI and Constellation.

     Following the submission of updated financial information by MCHI and Constellation to the FCC, by Orders released July 1, 1997, the FCC's International Bureau granted licenses for the Ellipso system proposed by MCHI and the Aries system proposed by Constellation. These Orders, which are subject to review by the full Commission, increase to four the number of U.S.-licensed global MSS systems (including the IRIDIUM System) and may result in increased competition for the IRIDIUM System. The licensing of these two Code Division Multiple Access ("CDMA") systems reduces the possibility that only one CDMA system will become operational in the 1610-1621.35 MHZ frequency band adjacent to the IRIDIUM System's frequency assignment. This in turn reduces the likelihood that the FCC will increase the frequency assignment for the IRIDIUM System. In addition, MCHI's and Constellation's licenses may cause the CDMA based global systems to have less capacity available for their use and thereby make it more difficult for them to accept the protection levels required for GLONASS, either in the United States, Russia or elsewhere. This could lead to requests to reassign the CDMA systems to higher frequencies within the 1610-1626.5 MHZ allocation to protect GLONASS. This development might in turn reduce the amount of spectrum available to Iridium. Furthermore, the possibility that two more CDMA systems may become operational may increase the risk of harmful interference into the IRIDIUM System's MSS downlinks.

     Competition with the IRIDIUM System is also expected from ICO, the private company affiliated with Inmarsat to provide a mobile satellite service using satellites to be positioned in medium earth orbit. ICO's system is expected to become a significant competitor of the IRIDIUM System. ICO's proposed service will not operate in the same set of user link frequencies in which the Iridium, Globalstar and Odyssey systems are proposed to operate.

  INTERCONNECTION

     The IRIDIUM System is predicated upon an international dialing and signaling model that treats the system as if it were a separate "country." Most traffic moving to or from the IRIDIUM network will be considered as international traffic. The Iridium gateway serves as the link between the IRIDIUM System and the PSTNs within the gateway territory. Consistent with this "country" model, an Iridium gateway needs to route traffic between the IRIDIUM System and the international PSTNs. For a country to send a call originating on its PSTN to the IRIDIUM System, it must send the call to the nearest IRIDIUM gateway, which may be in a different country. Similarly, for the IRIDIUM System to send an IRIDIUM System-originated call to a country's PSTN, it must send the call through its gateway to the terminating PSTN. In both cases, Iridium gateways need to interconnect to the PSTN. Thus, interconnection agreements need to be established between the Iridium gateway operators and the local PSTN operators in all countries served by the gateway. Some gateways may be required to achieve carrier status in their countries of origin in order to enter into such agreements.

     Every country should be able to send traffic from its PSTN to the nearest Iridium gateway. Since the IRIDIUM System will be treated like a "country" with a dedicated country code, each country will route traffic based on that country code to the Iridium gateway. To route IRIDIUM System traffic properly, the network operators in every country must program their international switches (and domestic ones, if necessary) to include the Iridium country code and signaling point codes.

  COUNTRY CODE

     The ITU Telecommunication Standardization Bureau ("TSB") is empowered to allocate international dialing codes for countries, geographic areas and global services. Although there are numerous three-digit "country codes" still available for allocation, until recently such codes have generally been granted only to countries and to geographic areas, in order to conserve this limited resource. The TSB is advised on international code issues by its Study Group 2, which is composed primarily of representatives of telecommunications service organizations and representatives of government administrations. Iridium applied to the TSB for a country code for the IRIDIUM System. ICO, Globalstar and Odyssey submitted requests for country code resources, as well.

     In May 1996, Study Group 2 decided that these systems should share a country code and allocated code "881" for this purpose. Each eligible system will receive two values of the digit following the code 881. For example, the IRIDIUM System will use codes 8816 and 8817, which will enable Iridium to identify 200 million subscribers. The Director of the TSB has advised Iridium that these codes have been assigned to the IRIDIUM System.

     The four-digit country code must be used by domestic and international carriers in each country to route calls to the IRIDIUM System and to recognize those calls for billing purposes as calls to the Iridium network. Although the typical three-digit country code is supported by all carriers for the call routing and billing systems, it is expected that some carriers will have to modify their routing and billing systems, and in some cases, enhance their switch capacity, to be able to route and bill for calls destined for the four-digit codes assigned to the IRIDIUM System and other MSS systems. It is possible that some carriers will not agree to make the necessary modifications, to make them in a timely fashion, or to make them without Iridium and other MSS system operators paying for some or all of the costs of such modifications. It is generally expected that resistance to making the modifications is most likely to occur in developing countries that employ less modern switching equipment.

RESEARCH AND DEVELOPMENT

     Iridium has engaged in preliminary discussions with Motorola regarding possible long-term enhancements to the IRIDIUM System, including a possible second generation of Iridium satellites, and in September 1997 Iridium filed an application with the FCC for authorization to operate a satellite system in the 2GHz band. Such actions are preliminary steps in the research and development process and Iridium has made no significant financial commitment to long-term enhancements.

EMPLOYEES

     Pursuant to the Limited Liability Company Agreement of Iridium each officer of Parent holds the same position with Iridium. There are 13 persons who are executive officers of Parent and Iridium. Iridium has no employees other than its officers. As of March 1, 1998, Parent had approximately 417 full-time employees. None of Parent's employees are covered by a collective bargaining agreement. Parent's management considers its relations with its officers and the employees of Parent to be good.

ITEM 2.  PROPERTIES

     Motorola has constructed the master control facility on a 10.4 acre parcel of land in Loudoun County, Virginia, TT&C facilities on leased or licensed land in Yellowknife and Iqualuit, Northwest Territories, Canada and Oahu, Hawaii and the backup control facility in Rome, Italy. Title to these properties is scheduled to be passed to Iridium prior to the time Motorola completes the final milestone under the Space System Contract.

     Parent leases its corporate headquarters office space in Washington, D.C. The lease expires in May 2004, and has an option to renew for one three year period. In addition, Parent leases office space in Reston, Virginia and Chandler, Arizona. The leases expire in September 2004 and March 1998 respectively. The Reston,

Virginia lease has an option to renew for one five year period and the Chandler, Arizona lease has an option to renew for a 3 month period.

     Iridium and Parent believe they have adequate facilities to operate their businesses as currently contemplated.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR IWCL'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     IWCL was formed on December 12, 1996 for the purpose of acting as a member of the Parent. On June 13, 1997, IWCL consummated an initial public offering of 12,000,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock") and applied the net proceeds of approximately $225 million to purchase 12,000,000 Class 1 Membership Interests of Parent ("Class 1 Interests"). At March 10, 1998, there were 12,008,812 shares of Class A Common Stock outstanding and IWCL owned 12,008,812 Class 1 Interests, constituting approximately 8.5% of the outstanding Class 1 Interests.

     (A) Market Information

     The Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "IRIDF". The following table sets forth the high and low sales prices per share of Class A Common Stock as reported on the Nasdaq.

                                                              MARKET PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----    ----
1997 quarter ended:
  June 30 (June 13 to June 30)..............................   22 3/8   18
  September 30..............................................   44 1/4   17
  December 31...............................................   54 1/8   32 7/8
January 1, 1998 to March 20, 1998...........................  30 7/8   54 5/8

     On July 16, 1997, IWCL, the Parent and Capital, consummated a private offering of (i) 300,000 units each consisting of (A) $1,000 principal amount of 13% Senior Notes due 2005 and, Series A of the Parent and Capital (the "Series A Notes") and (B) one warrant ("Warrant") to purchase 5.2 shares of Class A Common Stock and (ii) $500,000,000 aggregate principal amount of 14% Senior Notes due 2005, Series B of the Parent and Capital (the "Series B Notes") for aggregate net proceeds to the Parent of approximately $746 million. The Series A Notes and Series B Notes are guaranteed by IP, Roaming and Iridium Facilities Corporation ("Facilities"), a Delaware Corporation and a wholly-owned subsidiary of Iridium which holds Iridium's real property.

     In the aggregate, the Warrants entitle the holders thereof to purchase 1,560,000 shares of Class A Common Stock. The exercise price of the Warrants is $20.90 per share of Class A Common Stock. The Warrants are exercisable at any time after July 11, 1998, subject to certain conditions. The Warrants expire on July 15, 2005. In connection with the issuance of the Warrants, the Parent issued to IWCL warrants to purchase Class 1 Interests (the "Parent Interest Warrants") having the same tenor and terms as the Warrants. The Parent Interest Warrants entitle IWCL to purchase, in the aggregate, a number of Class 1 Interests equal to the aggregate number of shares of Class A Common Stock issued in respect of the Warrants, subject to anti-dilution adjustments. IWCL has agreed, subject to anti-dilution adjustments, to exercise one such warrant for each share of Class A Common Stock issued pursuant to the Warrants.

     On October 17, 1997, the Parent and Capital consummated a private offering of $300,000,000 aggregate principal amount of 11.25% Senior Notes due 2005, Series C of the Parent and Capital (the "Series C Notes" and together with the Series A Notes and the Series B Notes, the "Senior Notes") for aggregate net proceeds to the Parent of $293 million. The Series C Notes are guaranteed by IP, Roaming and Facilities.

     On December 18, 1997, the Parent entered into an asset drop-down transaction (the "Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a newly formed Delaware limited liability company and a wholly-owned subsidiary of the Parent. The purpose of the Asset Drop-Down Transaction was to facilitate the pledge the assets held by the Parent in connection with the establishment of secured bank financing. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, the Senior Notes.

     (B) Holders of Class A Common Stock

     At March 10, 1998, there were approximately 560 holders of Iridium World Communications Ltd's Class A Common Stock.

     (C) Dividend Policy

     IWCL has never declared or paid any dividends on its Class A Common Stock and the Parent has never made distributions on its Class 1 Interests. IWCL and, except as described below, the Parent do not currently anticipate paying any such dividends or distributions until some time following the date on which the Parent and its consolidated subsidiaries achieve a positive operating cash flow. Cash distributions by Parent on its Class 1 Interests are expected to be restricted, either directly or indirectly, by debt covenants of the Parent and its subsidiaries, including Iridium, potentially long after the achievement of a positive operating cash flow.

     IWCL's only assets are its Class 1 Interests and its Parent Interest Warrants and IWCL has no independent means of generating revenues. The Parent's interest in Iridium constitutes substantially all of the Parent's assets. Accordingly, the ability of the Parent to pay any distributions on its Class 1 Interests, for all practical purposes, is dependent on the ability of Iridium to pay distributions to the Parent. Iridium's agreements relating to indebtedness significantly restrict its ability to pay distributions to the Parent. Such restrictions are expected to be effective long after Iridium and its consolidated subsidiaries achieve a positive operating cash flow. See "Management's Discussion and Analysis of Operations and Financial Condition".

     The Parent has agreed to pay, and Iridium has agreed to reimburse Parent for, IWCL's operating expenses, which expenses are not expected to be material, and to advance funds to IWCL, under certain conditions, to enable IWCL to pay any income tax liability that cannot be satisfied by distributions to IWCL on the Class 1 Interests.

     The Limited Liability Company Agreement of the Parent requires the Parent Board, to the extent of legally available funds, to declare and pay a pro rata dividend in an amount which, when added to any prior dividends paid with respect to the profits of the same year, is sufficient to ensure that each non-U.S. member of Parent holding Class 1 Interests receives an amount equal to the amount of such member's U.S. federal, state and local income tax liability resulting from allocations of Parent's income to such member. To the extent permitted by law and by agreements relating to indebtedness, the Parent intends to distribute to holders of its Class 1 Interests, including IWCL, net cash, if any, received from its operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies. IWCL intends to distribute promptly, as dividends to its shareholders, the distributions on Class 1 Interests, if any, made to IWCL by the Parent, less any amounts required to be retained for payment of taxes, for payment of liabilities and to fund contingencies.

ITEM 6.  SELECTED FINANCIAL DATA

IWCL

     The following selected financial data as of December 31, 1997 is derived from IWCL's financial statements which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of IWCL and notes thereto included herein.

                                                                   YEAR ENDED
                                                               DECEMBER 31, 1997
                                                              --------------------
                                                              (IN THOUSANDS EXCEPT
                                                                PER SHARE DATA)
STATEMENT OF LOSS DATA:
  Equity in loss of Iridium LLC.............................        $18,834
  Net loss..................................................         18,834
  Net loss per Class A Common Share.........................        $  2.79

                                                              DECEMBER 31, 1997
                                                              -----------------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash......................................................      $     --
  Investment in Iridium LLC.................................       223,922
  Total assets..............................................       223,922
  Stockholders' equity......................................       223,922

IRIDIUM LLC

     The following selected financial data of Parent as of December 31, 1993, 1994, 1995, 1996 and 1997 and for the period January 1, 1993 to July 28, 1993 (predecessor company) and the period July 29, 1993 (the Initial Contribution
Date) to December 31, 1993, and the years ended December 31, 1994, 1995, 1996 and 1997, have been derived from the consolidated financial statements of Parent (and its predecessor prior to the Initial Capital Contribution Date), which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Parent and notes thereto included herein. Parent is the predecessor of Iridium, and has transferred substantially all of its assets and liabilities to Iridium pursuant to the Asset Transfer Agreement between Parent and Iridium.

                                                     PERIOD PRIOR TO
                                                     INITIAL CAPITAL
                                                      CONTRIBUTION                   PERIODS FOLLOWING INITIAL
                                                         DATE(1)                     CAPITAL CONTRIBUTION DATE
                                                     ---------------   ------------------------------------------------------
                                                      JAN. 1, 1993     JULY 29, 1993            YEAR ENDED DEC. 31,
                                                           TO               TO         --------------------------------------
                                                      JULY 28, 1993    DEC. 31, 1993    1994      1995      1996       1997
                                                     ---------------   -------------   -------   -------   -------   --------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER CLASS 1 INTEREST DATA)

CONSOLIDATED STATEMENT OF LOSS DATA:
  Revenues(2)......................................      $   --           $   --       $    --   $    --   $    --   $     --
  Sales, general and administrative................       5,309            7,141        17,561    27,187    71,404    296,598
  Interest income..................................          --              390         4,252     5,226     2,395      3,045
  Provision for income taxes.......................          --              173         1,525     1,684     4,589         --
                                                         ------           ------       -------   -------   -------   --------
  Net loss.........................................      $5,309           $6,924       $14,834   $23,645   $73,598   $293,553
                                                         ======           ======       =======   =======   =======   ========
  Net loss per Class 1 Interest....................      $   --           $  .43       $   .38   $   .27   $   .64   $   2.25
                                                         ======           ======       =======   =======   =======   ========

                                                                                    DECEMBER 31,
                                                             ----------------------------------------------------------
                                                               1993       1994        1995         1996         1997
                                                             --------   --------   ----------   ----------   ----------
                                                                               (DOLLARS IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents................................  $ 23,496   $202,391   $   51,332   $    1,889   $    9,040
  Restricted cash..........................................        --         --           --           --      350,220(3)
  System under construction................................   275,000    646,000    1,448,000    2,376,884    1,625,054
  Property and equipment, net..............................       320      1,522        1,264        2,065    1,626,326
  Total assets.............................................   299,886    851,809    1,505,383    2,434,081    3,645,687
  Long-term debt...........................................        --         --           --      735,904    1,537,590(4)
  Total members' equity (deficit)..........................  $294,308   $795,813   $1,404,610   $1,572,029   $1,634,637

---------------

(1) These amounts reflect certain costs incurred by Motorola prior to July 29, 1993, which were reimbursed by Iridium.

(2) Iridium is a development stage company and accordingly has no revenue for the periods presented.

(3) Restricted cash consists of the first stage of borrowings under the Secured Bank Facility. The funds were restricted subject to Iridium meeting certain milestones. Iridium successfully met the conditions for use of the first stage of borrowings ($350 million) in January 1998, and such funds were released.

(4) Does not include the $350 million of outstanding borrowings under the Secured Bank Facility. See note (3) above.

IRIDIUM OPERATING LLC

     The following selected financial data of Iridium has been derived from the consolidated financial statements of Iridium as of December 31, 1993, 1994, 1995, 1996 and 1997 and for the period January 1, 1993 to July 28, 1993 and the period July 29, 1993 (the Initial Contribution Date) to December 31, 1993, and the years ended December 31, 1994, 1995, 1996 and 1997, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Iridium and notes thereto included herein. Parent is the predecessor of Iridium, and on December 18, 1997, transferred substantially all of its assets and liabilities to Iridium pursuant to the Asset Drop-Down Transaction.

                                                     PERIOD PRIOR TO
                                                     INITIAL CAPITAL
                                                      CONTRIBUTION                   PERIODS FOLLOWING INITIAL
                                                         DATE(1)                     CAPITAL CONTRIBUTION DATE
                                                     ---------------   ------------------------------------------------------
                                                      JAN. 1, 1993     JULY 29, 1993            YEAR ENDED DEC. 31,
                                                           TO               TO         --------------------------------------
                                                      JULY 28, 1993    DEC. 31, 1993    1994      1995      1996       1997
                                                     ---------------   -------------   -------   -------   -------   --------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER CLASS 1 INTEREST DATA)

CONSOLIDATED STATEMENT OF LOSS DATA:
  Revenues(2)......................................      $   --           $   --       $    --   $    --   $    --   $     --
  Sales, general and administrative................       5,309            7,141        17,561    27,187    71,404    296,446
  Interest income..................................          --              390         4,252     5,226     2,395      3,045
  Provision for income taxes.......................          --              173         1,525     1,684     4,589         --
                                                         ------           ------       -------   -------   -------   --------
  Net loss.........................................      $5,309           $6,924       $14,834   $23,645   $73,598   $293,401
                                                         ======           ======       =======   =======   =======   ========
OTHER DATA(3):
  Ratio of earnings to fixed charges(4)............          --               --            --        --        --         --
  Deficiency of earnings to cover fixed charges....      $5,309           $6,751       $13,309   $21,961   $97,136   $457,148

                                                                                    DECEMBER 31,
                                                             ----------------------------------------------------------
                                                               1993       1994        1995         1996         1997
                                                             --------   --------   ----------   ----------   ----------
                                                                               (DOLLARS IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents................................  $ 23,496   $202,391   $   51,332   $    1,889   $    5,940
  Restricted cash..........................................        --         --           --           --      350,220(5)
  System under construction................................   275,000    646,000    1,448,000    2,376,884    1,625,054
  Property and equipment, net..............................       320      1,522        1,264        2,065    1,526,326
  Total assets.............................................   299,886    851,809    1,505,383    2,434,081    3,642,587
  Long-term debt...........................................        --         --           --      735,904    1,537,590(6)
  Total members' equity (deficit)..........................  $294,308   $795,813   $1,404,610   $1,572,029   $1,631,537

---------------

(1) These amounts reflect certain costs incurred by Motorola prior to July 29, 1993, which were reimbursed by Iridium.

(2) Iridium is a development stage company and accordingly has no revenue for the periods presented.

(3) For purposes of determining the ratio of earnings to fixed charges, and the deficiency of earnings to cover fixed charges, "earnings" includes pre-tax income (loss) adjusted for fixed charges. "Fixed charges" consists of interest capitalized and that portion of operating lease rental expense (deemed to be one-third of rental expense) representative of interest.

(4) The ratios of earnings to fixed charges are not presented for each of 1993, 1994, 1995, 1996 and 1997 because earnings were inadequate to cover fixed charges by approximately $12,060,000, $13,309,000, $21,961,000, $97,136,000
    and $457,148,000, respectively.

(5) Restricted cash consists of the first stage of borrowings under the Secured Bank Facility. The funds were restricted subject to Iridium meeting certain milestones. Iridium successfully met the conditions for use of the first stage of borrowings ($350 million) in January 1998, and such funds were released.

(6) Does not include the $350 million of outstanding borrowings under the Secured Bank Facility. See note (5) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     IWCL is a member of Parent and has no other business. IWCL's sole assets are its Class 1 Interests and its Parent Interest Warrants, and IWCL's results of operations reflect its proportionate share of the results of operations of Parent on an equity accounting basis. IWCL has no operations other than those related to its interest in Parent and, indirectly, Iridium. Accordingly, management's discussion and analysis addresses the financial condition and results of operations of Parent and Iridium.

     On December 18, 1997, pursuant to the Asset Drop-Down Transaction, Parent transferred substantially all of its assets and liabilities to Iridium. Currently, Parent has no significant operations other than its management of Iridium. Accordingly, the discussion below relates to Parent on an historical basis (prior to December 18, 1997) and Iridium, as successor to Parent, from December 18, 1997 forward. Unless otherwise specified, references to Iridium relating to any action or event prior to the date of the Asset Drop-Down Transaction should be construed as references to Parent, as predecessor of Iridium. Each of Capital, Roaming, IP and Facilities is a wholly owned subsidiary of Iridium, and has no significant assets and does not conduct any significant operations.

     Iridium is currently devoting its entire efforts to establishing and commercializing the IRIDIUM System. As such, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

  Funding Requirements

     Iridium expects to commence commercial operations on September 23, 1998. Iridium currently estimates that aggregate cash funding requirements from the commencement of development (June 1991) through the anticipated commencement of commercial operations will be approximately $4.4 billion. At year end 1996 and 1997, Iridium had expended approximately $2.40 billion (or 55%) and approximately $3.42 billion (or 78%), respectively, of such $4.4 billion estimate. Iridium estimates aggregate cash funding requirements of approximately $5.3 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings. At year end 1996 and 1997, Iridium had expended, since inception, approximately $2.40 billion (or 45%) and approximately $3.42 billion (or 65%), respectively, of such $5.3 billion estimate.

While Iridium has raised sufficient funds to meet its expected pre-commercial operations project costs, Iridium expects to require significant additional funding after commencement of commercial operations. These projections of aggregate funding needs are forward looking and could vary, perhaps substantially, from actual results, due to events outside of the control of Iridium, including without limitation unforeseen construction, systems integration or regulatory delays, launch failures and lower than anticipated customer demand.

     With respect to the development and construction of the IRIDIUM System, Iridium and Motorola are parties to (i) the Space System Contract for the design, development, production and delivery in orbit of the space segment, (ii) the Terrestrial Network Development Contract to design the gateway hardware and software, and (iii) the Operations and Maintenance Contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium is being used and will continue to be used to make payments to Motorola under the Space System Contract and, to a lesser extent, the Terrestrial Network Development Contract. The Space System Contract provides for a fixed price of $3.45 billion (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract. Payments under the Operations and Maintenance Contract will be payable quarterly and are expected to aggregate approximately $2.88 billion over such contract's initial five-year term (assuming commencement of commercial operations on September 23, 1998 and no excusable delays), in addition to the cost of certain spare satellites at the completion of the contract. The payments increase each year, ranging from quarterly payments of $129.4 million in 1998 to $157.4 million in 2003 to $171.4 million in 2005. If Iridium exercises its option to extend the Operations and Maintenance Contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.33 billion (assuming commencement of commercial operations on September 23, 1998 and no excusable delays). The Terrestrial Network Development Contract provides for payments aggregating approximately $284 million. As a result of technological developments, changes in the product mix of Iridium World Services, and scheduling adjustments, including the implementation of Iridium World Cellular Services into Iridium's service offerings, there have been, and Iridium anticipates there will be, amendments and interpretations of the Space System Contract, the Terrestrial Network Development Contract and the Operations and Maintenance Contract and other agreements and letters with Motorola which may increase the total costs of these contracts. While Iridium's estimate of the cost of anticipated amendments and interpretations is reflected in Iridium's estimates of its funding requirements, there can be no assurance that any such amendments or interpretations will not affect the price and terms of those agreements in a manner not reflected in Iridium's funding estimates.

     Through February 1, 1998, the Parent and Iridium incurred expenditures totaling $2.94 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $140 million under the Terrestrial Network Development Contract. Based on estimates and the planned schedule, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows (in millions):

                                                              1998    1999
                                                              ----    ----
Space System Contract.......................................  $514      --
Terrestrial Network Development Contract....................    93    $ 63
Operations and Maintenance Contract.........................   129     537

     Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses until some time after the commencement of commercial operations. The interest expense associated with the development and construction of the IRIDIUM System increased significantly in calendar year 1997 as a result of a substantial increase in debt financing. See "-- Sources of Funding". Iridium expects interest expense will increase in calendar year 1998 as compared with calendar years 1997 as a result of its financing plan. Prior to the receipt of revenues from commercial operations, Iridium expects to service its interest expense out of available cash and borrowings. From approximately the time of commencement of commercial operations through approximately year-end 1999

(the last year in which Iridium projects negative cash flow and a net increase in year-end outstanding borrowings) Iridium expects to service its interest expense partly from available cash and bank facilities and partly from revenues from operations. During commercialization, Iridium will be required to make payments to Motorola under the Operations and Maintenance Contract. After December 31, 1999, Iridium's obligations related to the Operations and Maintenance Contract, funds needed for working capital, capital expenditures and debt service are anticipated to be funded through operations.

SOURCES OF FUNDING

     As of February 1, 1998, Iridium had indirectly received $1.94 billion from equity investments in the Parent, and has the right to receive approximately $49 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. Iridium's indebtedness for borrowed money equaled approximately $2.0 billion, including $1.1 billion in aggregate principal amount of Senior Notes (as defined), approximately $285 million of borrowings under the $450 million Guaranteed Bank Facility (as defined) and approximately $350 million of borrowings under the Secured Bank Facility (as defined).

     On July 16, 1997, IWCL, Parent and Capital consummated a private offering of (i) 300,000 units each consisting of (A) $1,000 principal amount of 13% Senior Notes due 2005, Series A of the Parent and Capital (the "Series A Notes") and (B) one warrant ("Warrant") to purchase 5.2 shares of Class A Common Stock and (ii) $500,000,000 aggregate principal amount of 14% Senior Notes due 2005, Series B of the Parent and Capital (the "Series B Notes") for aggregate net proceeds to Parent of $746 million. On October 17, 1997, the Parent and Capital consummated a private offering of $300,000,000 aggregate principal amount of 11.25% Senior Notes due 2005, Series C of the Parent and Capital (the "Series C Notes" and together with the Series A Notes and the Series B Notes, the "Senior Notes") for aggregate net proceeds to Parent of $293 million.

     As of February 1, 1998, Iridium had drawn $285 million under a $450 million unsecured borrowing facility with a syndicate of banks (the "Guaranteed Bank Facility"). Borrowings under the Guaranteed Bank Facility are guaranteed by Motorola (the "Motorola Guarantee"). A portion of the proceeds of the Senior Notes was used to permanently reduce the Guaranteed Bank Facility from $750 million to $450 million. Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility or for other purposes. The Guaranteed Bank Facility matures on June 30, 1999.

     On December 18, 1997, pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of Parent were transferred to Iridium, including, without limitation, the Senior Notes and the Guaranteed Bank Facility, and the Parent was released from such liabilities.

     Pursuant to the Memorandum of Understanding, dated July 11, 1997, between Parent and Motorola, as modified to apply to Iridium in connection with the Asset Drop-Down Transaction (the "Motorola MOU"), in addition to the Motorola Guarantee, Motorola has conditionally agreed to guarantee up to $350 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or another credit facility on identical terms (the "Motorola Additional Guarantee"), provided that borrowings under such additional indebtedness are made on or prior to February 28, 1999. Pursuant to the Motorola MOU, Motorola has agreed to extend the Motorola Guarantee (including the Motorola Additional Guarantee, if committed) until after July 15, 2005, if the Guaranteed Bank Facility is so extended. Iridium believes it would be able to amend the Guaranteed Bank Facility to increase its amount to the extent of the Motorola Additional Guarantee and to extend its maturity until after July 15, 2005, if it so requests. There can be no assurance, however, that the bank lenders will agree to increase the amount of the Guaranteed Bank Facility or to extend the term of the Guaranteed Bank Facility, if so requested by Iridium, or that any such other identical credit facility would be available.

     Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1.0 billion (the "Secured Bank Facility"). As of February 1, 1998, Iridium had drawn $350 million under this Secured Bank Facility. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources. $250 million of the Secured Bank Facility is not available prior to the defined commercial activation date. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by the Reserve Capital Call (as defined) of the Parent and all of the membership interests in Iridium. In addition, each of Iridium's subsidiaries has guaranteed Iridium's obligations thereunder. The Reserve Capital Call is the contractual commitment by 17 of Parent's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest (an aggregate of approximately $243 million).

     Borrowings under the Secured Bank Facility mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999, if Iridium can demonstrate by July 1, 1998 that it has sufficient available or committed funds for its budgeted project costs through such extended maturity. Assuming approximately $445 million of borrowings under the Guaranteed Bank Facility and $715 million of borrowings under the Secured Bank Facility, Iridium expects to have sufficient cash to meet its anticipated funding requirements through September 23, 1998, the date on which Iridium expects to commence commercial operations. Iridium expects to seek other senior secured bank financing in order to meet its expected funding requirements through at least year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year end borrowing.

     Additional financing may also need to be obtained through the issuance of equity or debt securities in the public or private markets. The availability and terms of any such financing are uncertain and are dependent, in part, on market conditions existing at the time of any proposed financing. Iridium's estimated funding requirements will increase, perhaps substantially, in the event of unexpected cost increases or schedule delays. Additional equity financing, if pursued, may be raised either privately from strategic or financial investors, or through additional public offerings. Depending on market conditions, Iridium may make additional senior note offerings.

     As a result of Iridium's outstanding debt and the expected incurrence of significant additional indebtedness required to meet its capital requirements, Iridium will have substantial indebtedness. The debt instruments governing Iridium's indebtedness are likely to contain restrictions on, among other things, the incurrence of indebtedness, the granting of liens and the payment of cash dividends. Iridium's ability to meet all of its debt service obligations when due will require it to generate significant cash flow from operations or, if necessary, make additional borrowings to refinance its outstanding indebtedness. No assurance can be made that Iridium will be able to generate sufficient cash flow to meet its debt service obligations or that it will be able to refinance indebtedness. In addition, the debt instruments governing future indebtedness are likely to contain restrictions on, among other things, the incurrence of indebtedness.

OPERATIONS

     Iridium is a development stage company and, as such, will not generate any revenues from operations until the IRIDIUM System is constructed and deployed, and commercial operations commence, which is currently anticipated to be in September 1998. From the commencement of development (June 1991) through year-end 1997, Iridium had expended approximately $3.42 billion on the development, construction and commercialization of the IRIDIUM System, representing 78% of Iridium's estimate of its cash funding requirements through the anticipated commencement of commercial operations (September 23, 1998) and 65% of Iridium's estimate of its cash funding requirements (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings.

     To date, Iridium's only source of income has been interest income on the cash and investment balances from the proceeds of equity commitments in Parent, which amounted to approximately $15.3 million from July 29, 1993 (the "Initial Capital Contribution Date") to December 31, 1997. During the same period, Iridium recorded a net loss of approximately $413 million. In addition, during the periods ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Parent to Motorola pursuant to a reimbursement agreement.

     As a development stage company, Iridium has incurred losses since inception of its predecessor companies and will continue to do so for the foreseeable future. Iridium's ability to become profitable and generate positive cash flow is dependent on the successful and timely commencement of the operation of the IRIDIUM System, wide subscriber acceptance and numerous other factors.

CAPITALIZATION OF COSTS

     All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the Space System Contract and the Terrestrial Network Development Contract aggregated approximately $3.0 billion through December 31, 1997. In addition, costs incurred in connection with the issuance by Parent of Class 1 Interests are reflected as a reduction of Parent's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also will be capitalized through the date of commencement of commercial operations.

     A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the Operations and Maintenance Contract not capitalized will be expensed.

OPERATING EXPENSES

     For the period from the Initial Capital Contribution Date through December 31, 1997, marketing, general and administrative expenses were approximately $420 million. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

INTEREST EXPENSE

     Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the IRIDIUM System is under construction and will be depreciated thereafter. This has resulted in all interest costs being capitalized during 1995, 1996, and 1997. It is likely that a meaningful portion of interest cost will be expensed in 1998 and all interest cost will be expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% Senior Subordinated Notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's and Parent's consolidated balance sheets.

INCOME TAXES

     Each of Parent and Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to U. S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income. IWCL is taxed directly.

YEAR 2000 CONSIDERATIONS

     In the next eighteen months, most companies using computer systems will be confronted with the fact that many software application and operation programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This issue could cause computers to shut down or provide incorrect information. While Year 2000 considerations are not expected to materially affect Iridium's internal operations, they may adversely affect Iridium's suppliers, gateway operators, service providers and roaming partners. Iridium has begun to ask its suppliers, gateway operators, service providers and roaming partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information for the Year 2000. While Iridium expects that substantially all of its suppliers, gateway operators, service providers and roaming partners will effectively address the Year 2000 issue, there can be no assurance that the failure of such persons to address effectively the issue will not have an adverse effect on Iridium's results of operations.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Parent is required to adopt the provisions of Statement 130 for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption of Statement 130, Parent will be required to reclassify previously reported annual and interim consolidated financial statements. The disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of Parent's consolidated financial statements as currently and previously reported.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

IWCL

     The following table information concerning the executive officers and directors of IWCL as of March 1, 1998. The current members of the IWCL Board of Directors were elected by Parent. Members of the IWCL Board of Directors will hereafter be elected at the annual general meeting or at a special meeting of stockholders. The exclusive right to elect members of the IWCL Board of Directors is vested with the holders of Class A Common Stock.

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Edward F. Staiano.........................   61    Chairman of the Board and Chief Executive
                                                     Officer
Roy Grant.................................   40    Chief Financial Officer
Wayne Morgan..............................   53    Secretary
F. Thomas Tuttle..........................   55    Assistant Secretary
Alberto Finol.............................   62    Deputy Chairman and Director
Ulf Bohla.................................   53    Director
Robert W. Kinzie..........................   64    Director
Richard Lesher............................   63    Director
William Schreyer..........................   69    Director
Yoshiharu Yasuda..........................   57    Director

PARENT AND IRIDIUM

     The following table sets forth information concerning the executive officers and directors of Parent and Iridium as of March 1, 1998. Pursuant to the limited liability company agreement of Iridium, each officer and director of Parent holds the same position with Iridium. The directors of Parent and Iridium are designated by the members of Parent and serve until a successor is designated.

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Robert W. Kinzie(1).......................   64    Chairman
Edward F. Staiano.........................   61    Vice Chairman and Chief Executive Officer
Mauro Sentinelli..........................   51    Executive Vice President -- Marketing and
                                                     Distribution
Leo Mondale...............................   38    Senior Vice President -- Strategic
                                                   Planning and Business Development
O. Bruce Dale.............................   55    Vice President -- Network Operations
Lauri J. Fitz-Pegado......................   42    Vice President -- Global Gateway Relations
Mark Gercenstein..........................   46    Vice President -- Business Operations
Roy Grant.................................   40    Vice President -- Chief Financial Officer
Dale F. Hogg..............................   55    Vice President -- Human Resources
Francis Latapie...........................   56    Vice President -- Government Affairs
Larry G. Rands............................   57    Vice President -- Engineering
F. Thomas Tuttle..........................   55    Vice President, General Counsel and
                                                   Secretary
Richard L. Lesher(2)(3)(4)................   63    Vice President and Independent Company
                                                     Director
Aburizal Bakrie(4)........................   50    Director (designated by South Pacific
                                                   Iridium Holdings, Inc.)
Hasan M. Binladin(4)......................   49    Director (designated by Iridium Middle
                                                   East)
Ulf Bohla(1)(4)...........................   53    Director (designated by Vebacom Holdings,
                                                     Inc.)
Gordon J. Comerford(2)....................   60    Director (designated by Motorola)
Atilano de Oms Sobrinho(2)(4).............   54    Director (designated by Iridium
                                                   SudAmerica)

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Robert A. Ferchat(4)......................   63    Director (designated by Iridium Canada)
Alberto Finol(1)(3)(4)....................   62    Director (designated by Iridium
                                                   SudAmerica)
Edward Gams(1)............................   49    Director (designated by Motorola)
Kazuo Inamori(4)..........................   66    Director (designated by Nippon Iridium)
Georg Kellinghusen(4).....................   50    Director (designated by Vebacom Holdings,
                                                     Inc.)
S.H. Khan(4)..............................   59    Director (designated by Iridium India)
Anatoly I. Kiselev(4).....................   58    Director (designated by Khrunichev)
John F. Mitchell(3).......................   70    Director (designated by Motorola)
Jung L. Mok(3)(4).........................   48    Director (designated by SK Telecom)
Giuseppe Morganti(1)(2)(4)................   65    Director (designated by Iridium Italia)
J. Michael Norris.........................   51    Director (designated by Motorola)
Yusai Okuyama(2)(4).......................   66    Director (designated by Nippon Iridium)
John A. Richardson........................   55    Director (designated by Iridium Africa)
John M. Scanlon...........................   56    Director (designated by Motorola)
Theodore H. Schell(1)(4)..................   53    Director (designated by Sprint)
William A. Schreyer(1)(4).................   69    Independent Company Director
Sribhumi Sukhanetr(1)(3)(4)...............   65    Director (designated by Thai Satellite)
Tao-Tsun Sun(2)(4)........................   47    Director (designated by Pacific Iridium
                                                     Telecommunications Corporation)
Yoshiharu Yasuda(1)(3)(4).................   57    Director (designated by Nippon Iridium)
Wang Mei Yue(3)(4)........................   56    Director (designated by Iridium China)

---------------
(1) Members of the Banking and Financing Committee
(2) Members of the Audit Committee
(3) Members of the Compensation Committee
(4) Members of the Related Party Contracts Committee

CAPITAL

     The following table sets forth information concerning the executive officers and directors of Capital as of March 1, 1998.

NAME                                        AGE                     POSITION
----                                        ---                     --------
Robert W. Kinzie..........................   64    Director
Edward F. Staiano.........................   61    Chairman of the Board and Chief Executive
                                                     Officer
Roy Grant.................................   40    Chief Financial Officer
F. Thomas Tuttle..........................   55    Secretary

  Executive Officers of IWCL, Parent, Iridium and Capital

     Set forth below is information concerning each director and executive officer of IWCL, Parent, Iridium and Capital, including each individual's principal occupation and employment. Unless otherwise indicated, each executive officer holds office until a successor is duly elected and qualified. There are no family relationships between any officers and directors of IWCL, Parent, Iridium or Capital.

     Unless otherwise noted, dates of service refer to positions with Parent. Each executive officer of Parent became an executive officer of Iridium, in the same capacity, on December 18, 1997.

     EDWARD F. STAIANO -- Vice Chairman and Chief Executive Officer since January 2, 1997 and Director since October 1994. Chairman of the Board of IWCL since May 1997 and Chief Executive Officer of IWCL since March 1997. Chairman of the Board and Chief Executive Office of Capital since June 18, 1997.

Dr. Staiano served Motorola as Executive Vice President, President and General Manager of the General Systems Sector (comprised of the cellular subscriber group, cellular infrastructure group, network ventures division, personal communications and the computer group) from 1989 to December 1996.

     MAURO SENTINELLI -- Executive Vice President -- Marketing and Distribution since August 1, 1997. Prior thereto, Mr. Sentinelli was Deputy Director General in charge of Strategic Planning, Strategic Marketing and International Affairs for Telecom Italia Mobile from 1995 to 1997 and Deputy Managing Director for 1994 to 1995. He joined SIP, Telecom Italia's predecessor, in 1974, and held various positions in engineering, marketing and strategic planning. He became head of Business Development of the Mobile Service Department in 1988 and launched the company's cellular service.

     LEO MONDALE -- Senior Vice President -- Strategic Planning and Business Development since January 1995. From July 1993 until January 1995, Mr. Mondale served as Vice President, Government Affairs and Strategic Planning and from January 1991 to July 1993 as Vice President -- International Relations of Parent. From July 1, 1990 to January 31, 1992, he was Director of International Relations for the Satellite Communications unit of Motorola. Before joining Motorola, Mr. Mondale served as Vice President of the Fairchild Space & Defense Corporation, where he was responsible for the international and commercial activities of Fairchild Space from 1989 to 1990. Prior to joining Fairchild, Mr. Mondale was Legal Counsel to the then Space Division of Matra, S.A. (now Matra-Marconi Space, N.V.), based in Paris, France, following several years of private legal practice in Washington, D.C.

     O. BRUCE DALE -- Vice President -- Network Operations since April 1995. Prior thereto, Mr. Dale served in a number of positions at Bell Communications Research ("Bellcore") including, General Manager, Service Assurance Systems and General Manager, Planning & Engineering System from March 1993 to April 1995, Vice President, Customer Service Center from January 1992 to March 1993, and Assistant Vice President, Provisioning Systems Laboratory from January 1990 to January 1992. From March 1982 to December 1989, Mr. Dale served as Director of Data Network Systems Development Laboratory for AT&T Bell Laboratories.

     LAURI J. FITZ-PEGADO -- Vice President -- Global Gateway Relations since May 1997. Prior thereto, Ms. Fitz-Pegado served at the U.S. Department of Commerce as the Director General and Assistant Secretary of the U.S.&Foreign Commercial Service (US&FCS) International Trade Administration from June 1994 to June 1997 and as a Special Advisor to the Secretary of Commerce from June 1993 to June 1994. From June 1982 to June 1993, Ms. Fitz-Pegado worked at Hill & Knowlton Public Affairs Worldwide, most recently as Managing Director and Senior Vice president.

     MARK GERCENSTEIN -- Vice President -- Business Operations since August 1992. Prior thereto, Mr. Gercenstein was Director of Marketing of Motorola Satellite Communications from 1990 to 1992. Prior to assuming that position, Mr. Gercenstein held various marketing and engineering assignments at Motorola Government Electronics Group from 1984 to 1990, Spar Aerospace from 1985 to 1987 and Bendix Aerospace from 1975 to 1982.

     ROY GRANT -- Vice President -- Chief Financial Officer since April 30, 1997 and Vice President -- Treasurer from November 1996 to July 1997. Chief Financial Officer of IWCL since April 1997. Chief Financial Officer of Capital since June 18, 1997. Prior thereto, Mr. Grant served from 1992 to 1996 as Finance Director for Edison Mission Energy, the largest independent power developer in the United States. Mr. Grant also worked for Marriott Corporation from 1988 to 1992 in its corporate and project finance areas and at American Airlines from 1980 to 1988, most recently as its Managing Director -- Banking where he was responsible for all of the airline's banking relationships.

     DALE F. HOGG -- Vice President -- Human Resources since August 1996 and Director of Human Resources since August 1994. Prior thereto, Mr. Hogg was Corporate Manager, Compensation and Global Staffing for W.R. Grace & Co. He previously served from 1985 to 1991 as Regional Director, Human Resources for the Coca-Cola Company, from 1982 to 1985 as Vice President for Warner Communications and from 1980 to 1982 as Corporate Personnel Manager for the LTV Corporation. He has also held Human Resources positions at The Williams Companies and Rockwell International. Additionally, he served as news anchor for a CBS affiliate from 1972 to 1980.

     FRANCIS LATAPIE -- Vice President -- Government Affairs since October 1996. From January 1996 until October 1996, Mr. Latapie served as Executive Director, Government Affairs of Parent. Prior thereto, Mr. Latapie worked for Intelsat since 1974 in various management positions. From 1968 to 1974, Mr. Latapie was Scientific Attache in the United States, representing the French Government in all matters dealing with space and telecommunications.

     WAYNE MORGAN -- Secretary of IWCL. Mr. Morgan has been employed as a corporate manager by Codan Services Ltd. In Bermuda since August 1996. Prior thereto, Mr. Morgan served Johnson & Higgins (Bermuda) Limited from 1980 to 1996 in a number of positions including Vice President and Manager of Support Services, Senior Vice President, Client Account Management and Senior Vice President, Principal Branch Manager. Prior to joining Johnson & Higgins, Mr. Morgan was the Deputy Accountant General for the Government of Bermuda from 1975 to 1980. Mr. Morgan has served as the Secretary of IWCL since December 1996.

     LARRY G. RANDS -- Vice President -- Engineering since August 1993. Mr. Rands was employed by Motorola Satellite Communications as Assistant Manager System Engineering from November 1991 through July 1993. Prior thereto, Mr. Rands spent twelve years with COMSAT Corporation, where he served in several management positions, most recently, Senior Director of System Engineering. He has also held positions with CONTEL/ASC, RCA Laboratories, Rockwell International and Hughes Aircraft.

     F. THOMAS TUTTLE -- Vice President -- General Counsel and Secretary since April 1996. Mr. Tuttle had been employed by Parent as Assistant Secretary since January 1994 and as Deputy General Counsel since November 1993. Assistant Secretary of IWCL since December 1996. Secretary of Capital since June 18, 1997. Prior thereto, Mr. Tuttle was in private law practice in Washington, D.C. from 1986 to 1994. Prior thereto, he served as Vice President, Regulatory and Industry Relations with Satellite Business Systems and held senior legal positions with COMSAT Corporation.

  Directors of IWCL, Parent, Iridium and Capital

     Unless otherwise noted, dates of service refer to directorships of Parent. Each director of Parent became a director of Iridium on December 18, 1997.

     ROBERT W. KINZIE -- Chairman of the Board since October 1991; member of the Banking and Financing Committee. Chief Executive Officer from October 1991 to January 1, 1997. Director of IWCL since December 1996. Director of Iridium Capital since June 18, 1997. Prior thereto, Mr. Kinzie was the Director of Strategic Planning for Intelsat from 1987 to 1991. Prior to joining Intelsat, Mr. Kinzie worked from 1966 to 1987 in a number of positions with COMSAT Corporation including President, Communications Services Division and President of COMSAT General Corporation. Prior to joining COMSAT Corporation in 1966, Mr. Kinzie was an economist with the FCC from 1962 to 1965.

     RICHARD L. LESHER -- Vice Chairman of the Board and Independent Company Director since June 1997; member of the Audit Committee, the Compensation Committee and the Related Party Contracts Committee. Director of IWCL since June 1996. Dr. Lesher was appointed Vice Chairman of the Board and Independent Company Director upon consummation of the IWCL IPO. Dr. Lesher served as the President of the Chamber of Commerce of the United States, the world's largest association of business organizations, from 1975 to 1997, when he retired.

     ABURIZAL BAKRIE -- Director since July 1997; member of the Related Party Contracts Committee. Since 1992 Mr. Bakrie has been Chairman of the Bakrie Group of Companies, a diversified corporation engaged in manufacturing, fabrication, telecommunications, mining, real estate, financial services, agri-business and trading activities. Mr. Bakrie is the President of ASEAN Chamber of Commerce and Industry and President of the Indonesian Chamber of Commerce and Industry. Mr. Bakrie has served as a member of the People's Consultative Assembly of the Republic of Indonesia since 1987.

     HASAN M. BINLADIN -- Director since January 1996; member of the Related Party Contracts Committee. During the past five years, Mr. Binladin has served as Senior Vice President of the Saudi Binladin Group.

     ULF BOHLA -- Director since October 1994; member of the Banking and Financing Committee and the Related Party Contracts Committee. Director of IWCL since December 1996. Mr. Bohla has been the Chief Executive Officer of o.tel.o communications GmbH & Co. since July 1, 1994 and is currently Chairman of the Board of Directors of Vebacom Holdings, Inc. Prior thereto, he served in various positions with IBM since 1970 including General Manager of Telecommunications at IBM Europe from 1993 to June 1994, Vice President of International Marketing Operations at IBM USA from 1991 to 1993 and Director of the North German region at IBM Germany from 1989 to 1991.

     GORDON J. COMERFORD -- Director since July 1993; Chairman of the Audit Committee. Mr. Comerford is a member of the Board of Directors of Iridium SudAmerica Corporation and Iridium Canada, Inc. Mr. Comerford recently retired from Motorola, where he served as a Senior Vice President since 1989. He joined Motorola's communications sector in 1974 as a Director of Business Management and became a Corporate Vice President in 1980.

     ATILANO DE OMS SOBRINHO -- Director since June 1996; member of the Audit Committee and the Related Party Contracts Committee. Mr. Oms is Chairman of the Board, President and CEO of Inepar S.A., a diversified Brazilian corporation with operations in telecommunications, electrical current control equipment and services, mass transport, vehicle distribution and financial markets. Mr. Oms is a member of the Board of Directors SudAmerica and Iridium Brasil. He also serves on the Boards of the National Confederation of Industries (CNI), ABINEE-National Association of Electro-Electronic Industries and the Federation of Industries of Parana State.

     ROBERT A. FERCHAT -- Director since January 1995; member of the Related Party Contracts Committee. Mr. Ferchat has served as Chairman and Executive Officer since May 1995 and as Chairman, President and Chief Executive Officer from November 1994 to May 1995 at BCE Mobile Communications Inc. Prior thereto, he served as Chairman, President and Chief Executive Officer of TMI Communications, a satellite communications company, from 1992 to 1994. He also served as President of Northern Telecom Canada Ltd. from 1985 to 1990. Mr. Ferchat has also served as a director at BCE Mobile Communications Inc. since 1994.

     ALBERTO FINOL -- Director since July 1993; Chairman of the Banking and Financing Committee; member of the Compensation Committee and the Related Party Contracts Committee. Deputy Chairman and Director of IWCL since December 1996. Mr. Finol has been the President of Ilapeca, a Venezuelan holding company with interests in dairy products, supermarkets, pharmaceuticals and communications, since 1990 and has served as a Director since 1966. He is the Chairman of Iridium SudAmerica and the Chairman and a major shareholder of Iridium Andes-Caribe Ltd., one of the owners of Iridium SudAmerica. He has also served as the Director of Group Zuliano, a major Venezuelan petrochemical holding group. He represented his native region of Zulia on the Venezuelan Congress from 1969 to 1993.

     EDWARD GAMS -- Director since July 1993; member of the Banking and Financing Committee. Mr. Gams has served as Corporate Vice President and Director of Investor Relations of Motorola since 1996 and Vice President and Director of Investor Relations of Motorola since 1991. He was first employed by Motorola in 1979, and has held a variety of positions in operational and corporate finance, including service as Director of Corporate Financial Planning from February 1991 to August 1991 and as manager of Corporate Financial Planning from December 1989 to February 1991.

     KAZUO INAMORI -- Director since July 1993; member of the Related Party Contracts Committee. Dr. Inamori has been Chairman of the Board of DDI Corporation since 1984, of Kansai Cellular Telephone Co., Ltd. since 1988, of Taitoh Corporation since 1990, of Nippon Iridium Corporation since 1993, of DDI Tokyo Pocket Telephone Inc. since 1994, of DDI Kansai Pocket Telephone Co., Ltd. since 1994, Kyocera Multimedia Corporation since 1995 and at Kyocera DDI Institute of Future Telecommunications Inc. since 1996. Dr. Inamori established Kyocera Corporation in 1959 and has been Chairman of the Board since 1986.

     GEORG KELLINGHUSEN -- Director since July 1997; member of the Related Party Contracts Committee. Dr. Kellinghusen has been a member of the Board of Vebacom GmbH since August 1996. From 1989 to 1996, Dr. Kellinghusen was affiliated with Varta AG, most recently as the Chairman of the Board of

Varta-Bosch Autobatterien GmbH. Prior to joining Varta AG, Dr. Kellinghusen served as Controller, Commercial Director and Director, German-Language Books Production Division, for Bertelsmann AG.

     S.H. KHAN -- Director since October 1994; member of the Related Party Contracts Committee. Mr. Khan has served as Chairman and Managing Director of the Industrial Development Bank of India since December 1993. Prior thereto, from 1966, he served in various positions with the Industrial Development Bank of India, including Managing Director from February 1992 to December 1993 and Executive Director from 1986 to 1992. He also serves as Chairman of the Small Industries Development Bank of India, Credit Analysis & Research Ltd., National Securities Depository Ltd. and National Stock Exchange of India Ltd. He is also Director on the Boards of Export-Import Bank of India, IDBI Bank Ltd., Life Insurance Corporation of India, General Insurance Corporation of India, Discount and Finance House of India Ltd., Deposit Insurance and Credit Guarantee Corporation and Securities Trading Corporation of India Ltd., India Growth Fund Inc., as a Trustee of Unit Trust of India ("UTI"), and as a Member of the Advisory Board of UTI Mutual Fund and India Fund.

     ANATOLY I. KISELEV -- Director since July 1993; member of the Related party Contracts Committee. Mr. Kiselev has served as Director General of the facility that has produced the Salyut, Almaz and Mir space stations, the Proton rocket, and other spacecraft since 1993. Mr. Kiselev has been employed by Khrunichev, and its predecessor organizations since 1956, including as Khrunichev Enterprise Director from 1975 to 1993.

     JOHN F. MITCHELL -- Director since July 1993; Chairman of the Compensation Committee since July 1993. Mr. Mitchell has served as Vice Chairman of the Board of Motorola since 1988 and served as Officer of the Board from 1988 to 1995. He was employed by Motorola from 1953 to 1995 and served as President from 1980 to 1986 and as Chief Operating Officer from 1986 to 1988.

     JUNG L. MOK -- Director since October 1994; member of the Compensation Committee and the Related Party Contracts Committee. Mr. Mok has served as a director and as the Senior Executive Vice President of SK Telecom since 1994. Prior thereto, Mr. Mok served as Senior Managing Director and Chief Operating Officer of Taehan Telecom Limited from 1991 to 1994 and as Managing Director at USA, Inc. since 1989.

     GIUSEPPE MORGANTI -- Director since April 1996; member of the Banking and Financing Committee, the Audit Committee and the Related Party Contracts Committee. Since August 1996, Ing. Morganti has served as Chief Executive Officer and Managing Director of Iridium Italia S.p.A. Ing. Morganti has been with STET (now Telecom Italia) since 1984 in various management positions within the Planning and Strategic Control Department, most recently as the head of the Telecommunications Services Division.

     J. MICHAEL NORRIS -- Director since July 1996; Mr. Norris is a Senior Vice President of Motorola and has been with Motorola for 24 years. He is currently the Senior Vice President and General Manager of the Network Management Group, responsible for all Motorola cellular joint ventures and IRIDIUM gateway operations worldwide. He also sits on the boards of Hutchinson Telephone Company Ltd. (Hong Kong), World Telecom Holding Company, Ltd. (Thailand) and Pelephone (Israel).

     YUSAI OKUYAMA -- Director since July 1996; member of the Audit Committee and Related Party Contracts Committee. Mr. Okuyama has been President of DDI Corporation since 1993 and President of Nippon Iridium (Bermuda) Ltd. since 1995. Mr. Okuyama has been Chairman of the Board at seven of the DDI Pocket Telephone Companies since 1994 and at five of the DDI Cellular Telephone companies since 1995. Mr. Okuyama retired from MPT in 1989 as a deputy secretary of MPT and served at MPT related enterprises as President before joining DDI Corporation in 1993.

     JOHN A. RICHARDSON -- Director since March 1998; Mr. Richardson has been the Chief Executive Officer of Iridium Africa since January 1998. He previously was Chairman and CEO of Barclays-BZW Asia and prior thereto was CEO of Hutchison Whampoa Ltd. from 1980 to 1985.

     JOHN M. SCANLON -- Director since January 1997. Mr. Scanlon is Executive Vice President of Motorola and President of Motorola's Cellular Networks & Space Sector. Mr. Scanlon joined Motorola in August 1990. Prior to joining Motorola, Mr. Scanlon spent 24 years with AT&T, rising to the position of Group Vice President. Mr. Scanlon is also a director of Media.Com.

     THEODORE H. SCHELL -- Director since July 1993; member of the Banking and Financing Committee and the Related Party Contract Committee. Mr. Schell has served as Senior Vice President -- Strategic Planning and Corporate Development at Sprint since 1990. Prior thereto, he served as President and Chief Executive Officer of RealCom Communications Corporation, an IBM subsidiary.

     WILLIAM A. SCHREYER -- Independent Company Director; member of the Banking and Financing Committee and the Related Party Contracts Committee. Mr. Schreyer was appointed Independent Company Director, upon consummation of the IWCL IPO in June 1997. Director or IWCL since June 1997. Mr. Schreyer is Chairman Emeritus of Merrill Lynch & Co., Inc. and has served as Chairman of the Board from April 1985 through June 1993 and as Chief Executive Officer from July 1984 through April 1992. Mr. Schreyer is currently a Director of Callaway Golf Company, Deere & Company, True North Communications Inc., Schering-Plough Corporation and Willis Corroon Group.

     SRIBHUMI SUKHANETR -- Director since July 1993; member of the Banking and Financing Committee, the Compensation Committee and the Related Party Contracts Committee. Since 1992, Mr. Sukhanetr has been the Chairman of United Communication Industry Co., Ltd. ("UCOM") and of Thai Satellite Telecommunications Co., Ltd., a subsidiary of UCOM. Prior thereto, he served as advisor to the Prime Minister's Office in Thailand from February 1991 to September 1992 and as Permanent Secretary to the Ministry of Transport and Communications from 1988 to February 1991.

     TAO-TSUN SUN -- Director since January 1994; member of the Audit Committee and the Related Party Contracts Committee. Mr. Sun has been Executive Director and President of Pacific Electric Wire & Cable Co., Ltd., the parent of Pacific Iridium Telecommunications Corporation, since 1986. Since 1996, he has served as Executive Director of Taiwan Electric Wire & Cable Ind. Assoc. and of Chinese National Federation of Industries, and as Honorary Chairman of the Council for Industry and Commercial Development. He has also served as Chairman of Taiwan Aerospace Corporation since 1994, Executive Director of Walsin Lihwa Corp. and Executive Vice Chairman of Charoong Thai Wire & Cable Co., Ltd. since 1993 and Director of Pacific Construction Co., Ltd. since 1995.

     YOSHIHARU YASUDA -- Director since January 1996; member of the Banking and Financing Committee, the Compensation Committee and the Related Party Contracts Committee. Director of IWCL since December 1996. Mr. Yasuda is currently President of Nippon Iridium Corporation and has been a Director since June 1995. Mr. Yasuda was Vice President of Nippon Iridium Corporation from June 1996 through 1997. Mr. Yasuda was Director of DDI Corporation from 1992 to 1995. Prior to joining DDI Corporation, Mr. Yasuda was with the Sanwa Research Institute.

     WANG MEI YUE -- Director since October 1995; member of the Compensation Committee and the Related Party Contracts Committee. Dr. Wang has served as Chairman and President of Iridium China (Hong Kong) Ltd. since September 1995, as Chairman and President of China Aerospace International Holdings Ltd., Hong Kong since 1993 and as Chairman of China Southern Telecommunication Co., Ltd. since 1991. From 1988 to 1993 Dr. Wang served as Vice Chairman of the Board at Conic Investment Co. Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, as applicable, the compensation paid for the fiscal years ended December 31, 1995, 1996 and 1997 to those persons who were, at December 31, 1997, the Chief Executive Officer of Parent and Iridium and the four next most highly compensated executive officers of Parent and Iridium. Pursuant to the Iridium LLC Agreement, all officers of Parent are also officers of Iridium. Pursuant to the Management Services Agreement, Iridium is required to provide sufficient funds to Parent to, among other things, satisfy Parent's obligations to its employees. IWCL does not have any salaried employees. All executive officers of IWCL are executive officers of Parent and Iridium, except for the Secretary who is a Bermuda resident, as required under Bermuda law.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                          ---------------------
                                            ANNUAL COMPENSATION            NUMBER OF
                                     ----------------------------------    SECURITIES
                                                           OTHER ANNUAL    UNDERLYING     LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY    BONUS(a)   COMPENSATION   OPTIONS/SARS   PAYOUT   COMPENSATION
---------------------------   ----   --------   --------   ------------   ------------   ------   ------------
Edward F. Staiano...........  1997   $500,000         --     $187,827(b)    750,000       --        $ 4,750(c)
  Vice Chairman and Chief
  Executive Officer
Robert W. Kinzie............  1997   $368,424   $154,560           --        90,000       --        $ 8,462(d)
  Chairman & Former Chief     1996   $344,000   $117,669           --        90,000       --        $ 7,819
  Executive Officer           1995   $310,000   $102,000           --            --       --        $ 7,469
Mauro Sentinelli............  1997   $208,333         --           --        75,000       --        $24,803(e)
  Executive Vice
  President -- Marketing &
  Distribution
Leo Mondale.................  1997   $262,504   $110,000           --        67,500       --        $ 4,750(c)
  Senior Vice President --    1996   $220,561   $100,000           --        45,000       --        $ 4,500
  Strategic Planning &        1995   $190,000   $ 56,050           --            --       --        $ 4,500
  Business Development
Mark Gercenstein............  1997   $210,613   $ 88,729           --            --       --        $ 4,750(c)
  Vice President -- Business  1996   $201,692   $ 62,909           --        45,000       --        $ 4,500
  Operations                  1995   $176,250   $ 54,226           --            --       --        $ 4,500

------------
(a) Through the fiscal year ending December 31, 1995 Parent maintained the Iridium Long Range Incentive Plan of 1993 (the "Plan"). The Plan was terminated as of December 31, 1995. Final awards for performance in Fiscal Year 1995 were determined by the Compensation Committee of the Parent Board in April 1996. The Iridium Option Plan (described under "-- Option Plan" below) was at that time substituted for the Plan. Under the Long Range Incentive Plan amounts were earned each year and credited to an account established for the participant. Amounts in each account earn interest at 1% over the prime rate until the end of the performance cycle which runs from 1993 through 1998. The amounts in each account will become payable in fiscal year 1999, subject to forfeiture in the event the participant's employment with Iridium is terminated for any reason other than death, disability, retirement or a change from full-time to part-time employment.

(b) This amount includes amounts paid to Dr. Staiano for airplane expenses ($53,663), a salary gross-up to cover taxes incurred ($87,880), apartment ($38,447) and car lease ($7,837).

(c) Parent matching contributions to 401(k) plan.

(d) This amount includes the value of term life insurance provided to Mr. Kinzie ($3,712) and Parent's matching contribution to 401(k) plan ($4,750).

(e) This amount includes relocation expenses paid for Mr. Sentinelli ($20,053) and Parent's matching contribution to 401(k) plan ($4,750).

     On January 2, 1997, Edward F. Staiano became Chief Executive Officer of Parent and Vice Chairman of the Parent Board. Pursuant to the terms of his employment agreement, Dr. Staiano will receive a base salary of $500,000 per year. In addition to base salary, Parent has agreed to provide Dr. Staiano, at its expense, with a car, a furnished apartment in Washington, D.C. and access to a corporate jet aircraft. Parent has agreed to provide reimbursement for any tax liability created as a result of the use of those items. Dr. Staiano was also awarded options to purchase 750,000 shares of Class A Common Stock of IWCL at a price of $13.33 per share. The options vest, pro rata, over a period of five years. Vested options may be exercised at any time after a public offering. Dr. Staiano's options will continue to vest even if his employment is terminated by Iridium, other than for cause, so long as he is not retained or employed by a competitor. Dr. Staiano does not receive an annual bonus or participate in Parent's retirement plans.

  Option Grants

     The following table sets forth the options granted for the fiscal year ended December 31, 1997 for each named executive officer.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                              -------------------------------                               POTENTIAL REALIZABLE VALUE
                               NUMBER OF     PERCENT OF TOTAL                               AT ASSUMED ANNUAL RATES OF
                               SECURITIES      OPTIONS/SARS                                STOCK PRICE APPRECIATION FOR
                               UNDERLYING       GRANTED TO      EXERCISE OF                       OPTION TERM(a)
                              OPTIONS/SARS      EMPLOYEES       BASE PRICE    EXPIRATION   ----------------------------
NAME                            GRANTED       IN FISCAL YEAR      ($/SH)         DATE         5%($)          10%($)
----                          ------------   ----------------   -----------   ----------   ------------   -------------
Edward F. Staiano...........    750,000           53.20%          $13.33       1/12/07      $6,285,000     $15,930,000
Robert W. Kinzie............     90,000            6.38            13.33       4/14/07         754,200       1,911,600
Mauro Sentinelli............     75,000            5.32            13.33       7/31/07         628,500       1,593,000
Leo Mondale.................     67,500            4.79            13.33       4/14/07         565,650       1,433,700
Mark Gercenstein............         --              --               --            --              --              --

---------------
(a) This figure is achieved by multiplying the number of Options by the Final Assumed Appreciated Stock Price at the end of the Option Term, and then subtracting the original cost of the Options, which is the number of Options multiplied by the Exercise or Base Price.

  Year End Option/SAR Table

     The following table shows certain information with respect to stock options held as of December 31, 1997 by the named executive officers.

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR
                                     VALUES

                                                                                          NUMBER OF
                               SHARES                                                UNEXERCISED OPTIONS
                              ACQUIRED                                              AT FISCAL YEAR-END(a)
                                 ON      OPTIONS    VALUE     DATE OF   MONTHS   ---------------------------
NAME                   YEAR   EXERCISE   GRANTED   REALIZED   OPTION     HELD    EXERCISABLE   UNEXERCISABLE
----                   ----   --------   -------   --------   -------   ------   -----------   -------------
Edward F. Staiano....  1997     --       750,000     --       1/13/97     11       137,500        612,500
Robert W. Kinzie.....  1997     --        90,000     --       4/15/97      8        46,500        133,500
Mauro Sentinelli.....  1997     --        75,000     --        8/1/97      5         5,000         70,000
Leo Mondale..........  1997     --        67,500     --       4/15/97      8        26,250         86,250
Mark Gercenstein.....  1997     --             0     --        1/1/96     23        17,250         27,750

                          VALUE OF UNEXERCISED
                              IN-THE-MONEY
                               OPTIONS/SAR
                          AT FISCAL YEAR-END(b)
                       ---------------------------
NAME                   EXERCISABLE   UNEXERCISABLE
----                   -----------   -------------
Edward F. Staiano....  $5,018,750     $22,356,250
Robert W. Kinzie.....   1,697,250       4,872,750
Mauro Sentinelli.....     182,500       2,555,000
Leo Mondale..........     958,125       3,148,125
Mark Gercenstein.....     629,625       1,012,875

---------------
(a) These figures include Options granted before fiscal year 1997.
(b) The closing price of Company Stock on the last day of fiscal year was $36.50 per share.

  Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Parent Board and the Iridium Board determines the compensation of the executive officers of Parent and Iridium consistent with guidelines established by the Parent Board and the Iridium Board. The members of the Compensation Committee for the fiscal year ending December 31, 1997 were Alberto Finol, Richard L. Lesher, George S. Medawar, John
F. Mitchell, Jung L. Mok, Sribhumi Sukhanetr, Wang Mei Yue and Yoshiharu Yasuda. The Compensation Committee was chaired by Mr. Mitchell, formerly an executive officer of Motorola, who continues to serve as Vice Chairman of the Board of Directors of Motorola. Mr. Finol serves as the Deputy Chairman of IWCL.

  Pension Plan

                                                          YEARS OF SERVICE
                                      --------------------------------------------------------
COMPENSATION                             15          20          25          30          35
------------                          --------    --------    --------    --------    --------
125,000.............................  $ 36,964    $ 49,286    $ 61,607    $ 76,929    $ 86,250
150,000.............................    45,000      60,000      75,000      90,000     105,000
175,000.............................    53,036      70,714      88,393     106,071     123,750
200,000.............................    61,071      81,429     101,786     122,143     142,500
225,000.............................    69,107      92,143     115,179     138,214     161,250
250,000.............................    77,143     102,857     128,571     154,286     180,000
300,000.............................    93,214     124,286     155,357     186,429     217,500
400,000.............................   125,357     167,143     208,929     250,714     292,500
450,000.............................   141,429     188,571     235,714     282,857     330,000
500,000.............................   157,500     210,000     262,500     315,000     367,500

     Parent maintains the Parent Pension Plan (the "Pension Plan") for the benefit of its employees. The Pension Plan is a defined benefit plan and is qualified under the provisions of the U.S. Internal Revenue Code related to such plans. Benefits payable under the Pension Plan are computed on the basis of a single life annuity payable at age 65 and are subject to a partial offset by Social Security payments. Compensation taken into account for purposes of computing the benefits payable under the Pension Plan generally includes final average salary, bonuses and qualified salary deferrals. Although the U.S. Internal Revenue Code of 1986, as amended, limits the amount of covered compensation under the Pension Plan to $150,000 subject to adjustment (the "Compensation Cap"), the table above also reflects benefits payable under a supplemental retirement income plan (the "Supplemental Plan") established by Parent for the benefit of employees whose compensation exceeds the Compensation Cap or whose benefit would be limited by Section 415 of the U.S. Internal Revenue Code. Benefits under the Supplemental Plan are calculated in the same manner as the Pension Plan. Under the Supplemental Plan, Parent will pay the employee an amount which together with the amounts due under the Pension Plan will equal what the employee would have received under the Pension Plan if the Compensation Cap was not in effect. Mr. Staiano has one year of credited service; Mr. Kinzie has six years of credited service; Mr. Sentinelli has zero years of credited service; Mr. Mondale has seven years of credit service; and Mr. Gercenstein has twelve years of credited service. Messrs. Kinzie, Mondale and Gercenstein participate in the Pension Plan but do not participate in the Supplemental Plan.

     Parent maintains a supplementary retirement plan for selected senior officers. The plan provides for an annual income, normally beginning at age 60, equal to the larger of (i) 40% of the participant's compensation (salary plus an adjustment for bonuses) at retirement or (ii) the annual benefit calculated using the formula under the Supplemental Plan, in either case reduced by any amount payable under the Pension Plan. Regardless of which formula is used, the total retirement income cannot exceed 70% of an individual's retiring salary. At retirement a participant receives an annuity purchased by Iridium from an insurance company sufficient to make the payments required. Parent also pays to the participant or to the proper taxing authorities an amount sufficient to pay the income taxes arising from the purchase of the annuity for the participant. A participant also has the option of receiving a lump sum equal to the purchase price of the annuity. As with the annuity Parent pays the income taxes arising from the payment of the lump sum.

  Employment Arrangements

     On January 2, 1997, Edward F. Staiano became Chief Executive Officer and Vice Chairman of the Parent Board. Pursuant to the terms of his employment agreement, Dr. Staiano will receive a base salary of $500,000 per year. In addition to base salary, Parent has agreed to provide Dr. Staiano, at its expense, with a car, a furnished apartment in Washington, D.C. and access to a corporate jet aircraft. Parent has agreed to provide reimbursement for any tax liability created as a result of the use of those items. Dr. Staiano was also awarded options to purchase 750,000 Class 1 Interests of Iridium at a price of $13.33 per interest. The options vest, pro rata, over a period of five years. Vested options may be exercised at any time after a public offering. Generally, Dr. Staiano's options are subject to all of the provisions of the Option Plan (described under "-- Option Plan" below) except that Dr. Staiano's options will continue to vest even if his employment is terminated by Parent, other than for cause, so long as he is not retained or employed by a competitor. Dr. Staiano does not receive an annual bonus or participate in Parent's pension plans.

  Option Plan

     Parent has established a plan under which executive officers and managers of Parent are awarded options to purchase Class A Common Stock ( the "Option Plan" ). The Option Plan covers 2,625,000 shares of Class A Common Stock. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options. As of March 1, 1998, options covering 2,557,085 shares of Class A Common Stock had been granted. Options to purchase 482,154 shares of Class A Common Stock were vested at March 1, 1998. As of that date no stock appreciation awards had been granted. This amount of outstanding options includes the options issued to Dr. Staiano when he joined Iridium. If an award under the Option Plan expires, or is terminated, surrendered or canceled, the shares of Class A Common Stock subject to such award are added to the number of shares of Class A Common Stock available for awards under the Option Plan. Under the Option Plan, option awards are made from time to time by the Compensation Committee of the Parent Board.

     The right to exercise the options vests, pro rata, over a period of five years, however, all options and stock appreciation rights become immediately vested on a Change in Control (as defined in the Option Plan) and in the event of a Change in Control, Parent is required to purchase each outstanding option and stock appreciation right for an immediate lump sum payment equal to the difference between (i) the higher of (x) the fair market value of a share of Class A Common Stock immediately prior to payment or (y) the highest price actually paid in connection with the Change in Control, and (ii) the exercise price. A "Change in Control" is defined in the Option Plan as a sale by one or more holders of 50% or more of the outstanding Class 1 Interests, other than in connection with a Public Offering (as defined), to third parties who are not holders of Class 1 Interests or affiliated with holders of Class 1 Interests and following which the members of the Parent prior to the sale cease to constitute a majority of the Parent Board.

     The plan was established in April 1996. Except for Dr. Staiano, under the Option Plan, a participant whose employment is terminated by Parent forfeits any unvested options. There are exceptions for death, retirement and certain other situations. Dr. Staiano's options will continue to vest even if his employment is terminated by Parent, other than for cause, so long as he is not retained or employed by a competitor.

     IWCL has agreed that upon the exercise of any options, it will issue to Parent, for delivery to an exercising option holder, the number of shares of Class A Common Stock covered by the exercised options and Parent has agreed to simultaneously deliver to IWCL a like number of Class 1 Interests, subject to anti-dilution adjustments. The exercise price of the option will be paid to Parent and will represent payment for the Class A Common Stock by the exercising option holder and for the Class 1 Interests by IWCL. See "Certain Matters Regarding Relationship Among IWCL, Parent and Iridium -- Share Issuance Agreement."

SUBSIDIARIES OF IRIDIUM

     Iridium has four subsidiaries: Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming"), Iridium IP LLC ("IP") and Iridium Facilities Corporation ("Facilities"). Each of Roaming and IP is a Delaware limited liability company, of which Iridium is the only member. Each of Capital and Facilities is a

Delaware corporation and is a wholly owned subsidiary of Iridium. Pursuant to the limited liability company agreement relating to each of Roaming and IP, the power and authority to manage and conduct the business and affairs of such company is vested in Iridium, acting through certain of the officers and directors of Iridium listed above. Each of the directors and officers of Capital and Facilities is an officer of Iridium.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

IRIDIUM WORLD COMMUNICATIONS LTD.

     There are no persons known by IWCL to own beneficially more than five percent of its Class A Common Stock as of March 1, 1998. The following table sets forth certain information regarding beneficial ownership of IWCL's Class A Common Stock as of March 1, 1998 by the Directors and nominees, the named executive officers in the Summary Compensation Table ("NEOs") and all Directors, nominees and officers as a group.

                                                   AMOUNT AND NATURE
                                                     OF BENEFICIAL      PERCENT OF
NAME OF INDIVIDUAL                                  OWNERSHIP(1)(2)      CLASS(1)
------------------                                 -----------------    ----------
Robert W. Kinzie.................................         78,457(3)        *
Edward F. Staiano................................        250,000           2.05%
Mauro Sentinelli.................................         17,852           *
Leo Mondale......................................         41,792           *
Mark Gercenstein.................................         25,603           *
Alberto Finol....................................        127,900(4)        1.07%
Ulf Bohla........................................              0             --
Richard Lesher...................................          9,183           *
William Schreyer.................................         10,183           *
Yoshiharu Yasuda.................................          2,000           *
All Directors of IWCL and Executive Officers of
  IWCL and Parent as a Group.....................        681,030           5.47%

---------------
 *  Represents holdings of less than one percent.

(1) Includes shares which, as of March 1, 1998, may be acquired within sixty days pursuant to the exercise of options (which shares are treated as outstanding for the purposes of determining beneficial ownership and computing the percentage set forth).

(2) Except as noted, all shares are owned directly with sole investment and voting power.

(3) Includes 1,500 shares owned by Mr. Kinzie's wife, as to which Mr. Kinzie disclaims beneficial ownership.

(4) Includes 122,900 shares owned by Mr. Finol's holding company and 5,000 shares owned by Mr. Finol's wife. Mr. Finol disclaims beneficial ownership of the shares owned by his wife.

PARENT

     Iridium is wholly owned subsidiary of Parent. The following table sets forth certain information regarding beneficial ownership of Parent's Class 1 Interests as of March 1, 1998 (i) by each person known by Parent to own beneficially more than five percent of its Class 1 Interests and (ii) by all of Iridium's executive officers and directors of Parent and Iridium (named in the table under "Management" above) as a group.

                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                            OWNERSHIP(1)        CLASS(1)
------------------------------------                          -----------------    ----------
Motorola, Inc.(2)...........................................     39,898,493          27.40%
1303 East Algonquin Rd.
Schaumburg, IL 60196

Nippon Iridium (Bermuda) Limited(3).........................     15,750,000          11.15
c/o NIPPON IRIDIUM CORPORATION
Ichibancho FS Building 8
Ichibancho Chiyoda-ku
Tokyo 102 Japan

Vebacom Holdings, Inc.(4)...................................     12,427,875           8.80
c/o o.tel.o communications GmbH & Co.
Am Bonneshof 35
D-40474 Dusseldorf Germany

All Directors and Executive Officers as a Group(5)..........              0              0

---------------
(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Class 1 Interests. Class 1 Interests subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Form 10-K are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2) The Class 1 Interests beneficially owned by Motorola include 25,033,425 Class 1 Interests held directly by Motorola and 4,365,068 Class 1 Interests issuable under a warrant to purchase Series M Class 2 Interests in Iridium which would be convertible into Class 1 Interests equal to 2.5% of the fully diluted number of Class 1 Interests outstanding at the time of exercise. The remaining Class 1 Interests shown in the table as being beneficially owned by Motorola consists of 5,250,000 Class 1 Interests held by Iridium Canada (33.3% of which is owned by a subsidiary of Motorola) and 5,250,000 Class 1 Interests held by Iridium India Telecom (20% of which is owned by a subsidiary of Motorola). Although Motorola does not have the right to vote or dispose of the Class 1 Interests held by these companies, it may be deemed to beneficially own these interests because these companies cannot dispose of their Class 1 Interests without the consent of the applicable Motorola subsidiary. The beneficial ownership of Motorola does not include Class 1 Interests issuable under warrants to which Motorola will become entitled as a result of its guarantee of borrowings by Iridium or Class 1 Interests that may be issued pursuant to the Reserve Capital Call.

(3) Nippon Iridium (Bermuda) Limited is a wholly owned subsidiary of Nippon Iridium Corporation, which is a consortium formed by DDI Corporation.

(4) Vebacom Holdings, Inc. is a wholly owned subsidiary of o.tel.o communications GmbH & Co., which is owned by VEBA Telecom GmbH and Lehman Brothers Bankhaus Aktiengesellschaft (as a fiduciary).

(5) No directors or executive officers of Parent own Class 1 Interests. As of March 1, 1998, the IWCL directors and the executive officers of IWCL and Parent owned an aggregate of 681,030 shares of Class A Common Stock and IWCL owned 681,030 Class 1 Interests in respect of such Class A Common Stock. Up to 2,625,000 shares of Class A Common Stock may be issued pursuant to the Option Plan. As of March 1, 1998, options covering an aggregate of 2,572,585 shares of Class A Common Stock had been granted under the Option Plan. Options to purchase 482,487 shares of Class A Common Stock were vested at March 11, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MOTOROLA RELATED MATTERS

     Motorola is one of the world's leading providers of electronic equipment, systems, components and services. Its products include two-way radios, pagers, cellular telephones and systems, semiconductors, defense and aerospace electronics, automotive and industrial electronics and data communications and information processing equipment.

     Motorola created and developed the concept of the IRIDIUM System and Iridium's initial technical and business plans. Motorola is a founding investor, has been allocated gateway service territories, shares a gateway service territory and has additional interests in other entities which have been allocated gateway service territories. Motorola is Parent's largest member, owning directly and indirectly approximately 18% of the Class 1 Interests in Iridium. The directors and officers of Parent and Iridium include numerous current and former Motorola employees. Motorola is also Iridium's principal supplier through the Space System Contract, the Operations and Maintenance Contract and the Terrestrial Network Development Contract. See "Principal Contracts for the Development of the IRIDIUM System."

     Under a Support Agreement, Motorola provides certain general and administrative support to Iridium. On a cost reimbursable basis, Motorola has provided payroll processing and related benefits to Iridium employees, processed payment to certain contractors providing support to Iridium and has provided other administrative support. The amount of the services provided by Motorola has declined as Iridium's internal staff has increased. In 1997, total payments to Motorola under the Support Agreement were approximately $648,000.

  Motorola MOU and Agreement Regarding Guarantee

     Motorola initially guaranteed up to $750 million of Parent's borrowings (including principal and interest) under the Guaranteed Bank Facility pursuant to the Motorola Guarantee. In connection with the execution and delivery of the Motorola Guarantee, Motorola and Parent entered into an Agreement Regarding Guarantee (the "Original Agreement Regarding Guarantee"), under which (among other things) Parent agreed (i) to reimburse Motorola for any payment required pursuant to the Motorola Guarantee, (ii) not to take certain actions without Motorola's approval and (iii) to pay to Motorola, as compensation for the Motorola Guarantee, warrants to purchase Class 1 Interests. In addition, pursuant to the Original Agreement Regarding Guarantee, Motorola was granted the right to appoint an additional Director on the Parent Board and as security for Iridium's reimbursement obligation under the Original Agreement Regarding Guarantee, Parent granted to Motorola a security interest in substantially all of its assets.

     In connection with the offering of the Initial Senior Notes, Parent and Motorola entered into a Memorandum of Understanding ("Motorola MOU") and amended and restated the Original Agreement Regarding Guarantee (as so amended and restated, the "Agreement Regarding Guarantee"). Pursuant to the Motorola MOU,
(i) Motorola agreed to consent to an amendment of the Guaranteed Bank Facility (and to enter into related amendments to the Motorola Guarantee) in order to extend the maturity of such Facility until after the Stated Maturity of the Initial Senior Notes (which is the same date as the Stated Maturity of the Notes); (ii) Motorola agreed to consent to an amendment to the Guaranteed Bank Facility (or to entry into a new bank credit facility on the same terms) in order to increase such Facility by (or to establish such new facility in the amount of) $350 million -- the amount of the Motorola Additional
Guarantee -- and to document the Motorola Additional Guarantee; (iii) Parent agreed that, to the extent the net proceeds to Iridium of senior note offerings prior to December 31, 1997 exceed $650 million, it would apply such excess to a prepayment of the Guaranteed Bank Facility and to a permanent reduction of the commitments of the lenders thereunder (provided that such commitments need not be reduced to an amount less than $275 million) (as a result, the commitment under the Guaranteed Bank Facility was reduced from $750 million to $655 million with the net proceeds of the Initial Senior Notes offering; for the purposes of the

Original Offering only, Motorola waived this requirement upon Iridium's permanent reduction of the Guaranteed Bank Facility and the corresponding Motorola Guarantee by $205 million (to $450 million)); (iv) Motorola agreed to release its security interest in Parent's assets granted pursuant to the Original Agreement Regarding Guarantee; (v) Parent agreed to repay all amounts outstanding under the Guaranteed Bank Facility and to terminate the commitments of the lenders thereunder prior to or simultaneous with any optional redemption of the Initial Senior Notes or the Notes; (vi) Motorola agreed to subordinate certain of its claims to the claims of the lenders under the Secured Bank Facility; (vii) Motorola agreed to allow Iridium to defer, at Iridium's option, payment of approximately $96 million expected to be due to Motorola on September 30, 1998 and thereafter pursuant to the Terrestrial Network Development Contract until after the Stated Maturity of the Initial Senior Notes (which is the same date as the Stated Maturity of the Notes), with the amount deferred being compensated as part of the Motorola Exposure (the amount of the deferral pursuant to the Terrestrial Network Development Contract), including accrued interest thereon, the "FOC Payment Deferral"); and (viii) during certain periods in which the Motorola Exposure (as defined below) is less than $275 million and Motorola has not been required to make payments on its guarantee of the Guaranteed Bank Facility, Motorola will waive certain rights it holds in connection with the Series B and Series C Class 2 Interests of Iridium (see "Description of Iridium LLC Limited Liability Company Agreement"). In addition, in the Motorola MOU Parent agreed that, in certain circumstances, it will not have outstanding at any time until the maturity of the Guaranteed Bank Facility (as extended as discussed above) (i) in excess of $1.7 billion in aggregate principal amount of borrowed money indebtedness that is secured by assets of Parent; (ii) in excess of $1.25 billion in aggregate principal amount (or initial gross proceeds in the case of any senior notes issued at a discount) of senior notes (including the Initial Senior Notes and the Notes), and (iii) total indebtedness for borrowed money (which shall consist solely of amounts described in clauses (i) and (ii) above) in excess of $2.95 billion. Certain of the agreements of Motorola and Iridium in the Motorola MOU are subject to conditions, including the consistency of definitive documents with the Motorola MOU and the Agreement Regarding Guarantee. Motorola's agreement to provide the Motorola Additional Guarantee is subject to the condition that the Parent LLC Agreement be amended to provide Motorola with additional governance rights if the Motorola Exposure exceeds $750 million. Some of the obligations of Parent under the Motorola MOU were transferred to Iridium pursuant to the Asset Drop-Down Transaction. In addition, the indebtedness for borrowed money constraints described above apply to Parent, Iridium and Iridium's subsidiaries on a consolidated basis.

     Under the Agreement Regarding Guarantee (and after giving effect to the transfer of obligations under the Asset Drop-Down Transaction), (i) Iridium is obligated to reimburse Motorola for any payment required pursuant to the Motorola Guarantee or the Motorola Additional Guarantee; provided, that if the Guaranteed Bank Facility is accelerated as a result of a Motorola-Based Default (as defined in the Agreement Regarding Guarantee) such reimbursement will be made on the same terms as provided in the Guaranteed Bank Facility or any other relevant credit agreement; (ii) Iridium shall not, except in situations in which the Motorola Exposure is $275 million or less and certain other conditions are satisfied, take certain actions without Motorola's approval; and (iii) Parent must pay to Motorola, as compensation for the Motorola Exposure, warrants to purchase Class 1 Interests based on the amount and duration of the Motorola Exposure. In the event the Motorola Exposure is $275 million or less and certain other conditions are satisfied, then in lieu of such warrants to purchase Class 1 Interests, Iridium may pay to Motorola, as compensation for the Motorola Exposure, (i) interest thereon at an interest rate equal to the excess of the rate borne by the Initial Senior Notes over the rate applicable under the Guaranteed Bank Facility or any other relevant credit agreement, and (ii) for each day, the average daily warrant compensation payable to holders of senior notes of Iridium multiplied by the Motorola Exposure (pro rata based on the amount and duration of the Motorola Exposure compared with the amount and duration of such senior notes).

     "Motorola Exposure" means the commitments of the lenders under the Guaranteed Bank Facility, the payments made by Motorola pursuant to the Motorola Guarantee or the Motorola Additional Guarantee (to the extent not repaid by Iridium) and the Vendor Financing Amount. "Vendor Financing Amount" means the amount of the FOC Payment Deferral (if such deferral is exercised) and any other vendor financing provided by Motorola to or for the benefit of Iridium, other than any vendor financing or payment deferral under the Terrestrial Network Development Contract as in effect on the date of the Agreement Regarding Guarantee.

  Motorola Conflicts of Interest

     Motorola has and may have various conflicts of interest with Iridium and with other members of Parent. Motorola is the principal supplier to Iridium as well as the actual or prospective supplier and licensor to gateway owners and operators, service providers, subscriber equipment manufacturers and individual subscribers. Motorola has asserted and may assert positions on the Space System Contract, Operations and Maintenance Contract, the Terrestrial Network Development Contract and the Guarantee Agreement that are contrary to those asserted by Iridium. To help ameliorate these conflicts under the Space System Contract, the Operations and Maintenance Contract and the Terrestrial Network Development Contract, Iridium maintains a Related Party Contracts Committee of the Iridium Board which consists of all Board members other than any Board members who are directors, officers, employees or persons nominated to serve on the Board of Directors by Motorola (so long as Motorola is a party to the Space System Contract, the Operations and Maintenance Contract or the Terrestrial Network Development Contract), Lockheed Martin or Raytheon (so long as Lockheed Martin or Raytheon, as the case may be, are subcontractors to Motorola under the Space System Contract or the Operations and Maintenance Contract). The Related Party Contracts Committee has authority to review and monitor the Space System Contract, the Operations and Maintenance Contract and the Terrestrial Network Development Contract and, as it deems appropriate, cause Iridium to enforce its rights thereunder and propose amendments and waivers to these contracts. Iridium's payment obligations under these contracts comprised most of Iridium's expenses and a portion of the proceeds of the Original Offering have been or will be used primarily to make milestone payments under the Space System Contract and the Terrestrial Network Development Contract.

     Motorola has been involved in the manufacture of components for satellites for over thirty years. Motorola has informed Iridium that it has under consideration possible future space-based data and communications systems and ventures. Motorola has also informed Iridium that Motorola may decide to undertake further development of one or more such systems or ventures but no decision has been made as to whether Iridium would be a participant in any such system or venture. It is possible that any such system could be competitive to some degree with the IRIDIUM System. Motorola has agreed in the Space System Contract that, without Iridium's consent, it will not produce for itself or others a similar satellite-based space system of a global communication system for commercial use prior to the earlier of July 31, 2003 or the termination date of the Space System Contract. Subsidiaries of Motorola have applied to the FCC for licenses to construct, launch and operate satellite-based systems designed to provide fixed-broadband, fixed-data transmission.

OTHER MATTERS

     Iridium Services Deutschland, a wholly owned subsidiary of o.tel.o communications GmbH & Co., the parent of Vebacom Holdings, Inc., a holder of approximately 8.8% of the Class 1 Interests, was allocated a gateway service territory consisting of several countries in or near Europe. Nippon Iridium Corporation, an affiliate of Nippon Iridium (Bermuda) Corporation, a holder of approximately 11.2% of the Class 1 Interests, was allocated the Japan gateway service territory. Each of o.tel.o communications GmbH & Co. and Nippon Iridium Corporation have entered into a Gateway Authorization Agreement, pursuant to which they, or their affiliates, will operate their respective Gateway service territory and provide gateway services. In addition, o.tel.o communications GmbH & Co. and Nippon Iridium Corporation will serve as service providers to their respective gateway territory and, as such, will be entitled to payments associated with sales of IRIDIUM Services.

     Kyocera, an affiliate of Nippon Iridium Corporation, a holder of approximately 11.2% of the Class 1 Interests, has entered into a license agreement with Motorola with respect to the development and manufacture of multi-mode phones for use with the IRIDIUM system. This license agreement does not obligate Kyocera to develop, manufacture and sell multi-mode phones for use with the IRIDIUM System. Iridium intends to enter into a contract with Motorola to cover the expenses associated with testing the Kyocera subscriber equipment with the IRIDIUM System, estimated to be $12.2 million.

     Certain of the directors of IWCL are, or have been within the past year, executive officers of suppliers of Parent and Iridium. In addition, certain of the directors of Parent and Iridium are executive officers of gateway owners and service providers.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following are filed as a part of this Report on Form 10-K:

     (1) The following financial statements are included at the indicated page in this Report.

                                                              PAGE
                                                              ----
Index to Financial Statements...............................   F-1

IRIDIUM WORLD COMMUNICATIONS LTD.
       Independent Auditors' Report.........................   F-2
       Balance Sheets.......................................   F-3
       Statements of Loss...................................   F-4
       Statements of Stockholders' Equity...................   F-5
       Statements of Cash Flows.............................   F-6
       Notes to Financial Statements........................   F-7

IRIDIUM LLC
       Independent Auditors' Report.........................  F-11
       Consolidated Balance Sheets..........................  F-12
       Consolidated Statements of Loss......................  F-13
       Consolidated Statements of Members' Equity
        (Deficit)...........................................  F-14
       Consolidated Statements of Cash Flows................  F-15
       Notes to Consolidated Financial Statements...........  F-16

IRIDIUM OPERATING LLC
       Independent Auditors' Report.........................  F-33
       Consolidated Balance Sheets..........................  F-34
       Consolidated Statements of Loss......................  F-35
       Consolidated Statements of Member's Equity
        (Deficit)...........................................  F-36
       Consolidated Statements of Cash Flows................  F-37
       Notes to Consolidated Financial Statements...........  F-38

     (2) The following additional financial data are transmitted with this Report and should be read in conjunction with the Consolidated Financial Statements and Financial Statements in this Report. Schedules other than those listed below have been omitted because they are inapplicable or are not required.

                                                              PAGE
                                                              ----
       Independent Auditors' Report on Consolidated
        Financial Statement Schedule........................   S-1
       Schedule 1 -- Condensed Financial Information of
        Iridium LLC.........................................   S-2

     (3) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 3.1      Limited Liability Company Agreement of Iridium LLC, dated as of July 29, 1996, as amended: Incorporated by reference to
          Exhibit 10.1 to the Registration Statement on Form S-1 of
          Iridium World Communications Ltd. and Iridium LLC
          (Registration Nos. 333-23419 and 333-23419-01) (the "Form
          S-1").
 3.2      Articles of Incorporation of Iridium Capital Corporation:
          Incorporated by reference to Exhibit 3.2 of the Registration
          Statement on Form S-4 of Iridium LLC, Iridium Capital
          Corporation, Iridium Roaming LLC, and Iridium IP LLC
          (Registration Nos. 333-31741, -01, -02 and -03) (the "1997
          Form S-4").
 3.3      By-Laws of Iridium Capital Corporation: Incorporated by
          reference to Exhibit 3.3 to the 1997 Form S-4.
 3.4      Amended and Restated Limited Liability Company Agreement of
          Iridium Roaming LLC: Incorporated by reference to Exhibit
          3.4 to the Registration Statement on Form S-4 of Iridium
          Operating LLC, Iridium Capital Corporation, Iridium Roaming
          LLC and Iridium IP LLC (Registration No. 333-44349, -01,
          -02, -03 and -04) (the "1998 Form S-4").
 3.5      Amended and Restated Limited Liability Company Agreement of
          Iridium IP LLC: Incorporated by reference to Exhibit 3.5 to the 1998 Form S-4.
 3.6      Limited Liability Company Agreement of Iridium Operating
          LLC: Incorporated by reference to Exhibit 3.6 to the 1998
          Form S-4.
 3.7      Articles of Incorporation of Iridium Facilities
          Corporation.*
 3.8      By-Laws of Iridium Facilities Corporation.*
 3.9      Memorandum of Association of Iridium World Communications
          Ltd.: Incorporated by reference to Exhibit 3.1 to the Form
          S-1.
 3.10     By-Laws of Iridium World Communications Ltd.: Incorporated
          by reference to Exhibit 3.2 to the Form S-1.
 4.1.1    Indenture dated as of July 16, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 13% Senior Notes due
          2005, Series A, and 13% Senior Notes due 2005, Series A/EN:
          Incorporated by reference to Exhibit 4.1 to the 1997 Form
          S-4.
 4.1.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 13% Senior Notes due 2005, Series A, and 13%
          Senior Notes due 2005, Series A/EN: Incorporated by
          reference to Exhibit 4.1.2 to the 1998 Form S-4.
 4.1.3    Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 13% Senior Notes due 2005, Series A, and 13%
          Senior Notes due 2005, Series A/EN.*
 4.2      Forms of Series A Note and Series A/EN Note: Incorporated by
          reference to Exhibit 4.1 to the 1997 Form S-4.
 4.3.1    Indenture dated as of July 16, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 14% Senior Notes due
          2005, Series B, and 14% Senior Notes due 2005, Series B/EN:
          Incorporated by reference to Exhibit 4.2 to the 1997 Form
          S-4.
 4.3.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 14% Senior Notes due 2005, Series B, and 14%
          Senior Notes due 2005, Series B/EN: Incorporated by
          reference to Exhibit 4.3.2 to the 1998 Form S-4.
 4.3.3    Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 14% Senior Notes due 2005, Series B, and 14%
          Senior Notes due 2005, Series B/EN.*
 4.4      Forms of Series B Note and Series B/EN Note: Incorporated by
          reference to Exhibit 4.2 to the 1997 Form S-4.
 4.5.1    Indenture dated as of October 17, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 11 1/4% Senior Notes
          due 2005, Series C: Incorporated by reference to Exhibit
          4.5.1 to the 1998 Form S-4.
 4.5.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 11 1/4% Senior Notes due 2005, Series C:
          Incorporated by reference to Exhibit 4.5.2 to the 1998 Form
          S-4.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
4.5.3     Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 11 1/4% Senior Notes due 2005, Series C.*
4.6       Forms of Series C Note and Series C/EN Note: contained in an exhibit to Exhibit 4.5.1: Incorporated by reference to
          Exhibit 4.6 to the 1998 Form S-4.
10.1      Form of Interest Exchange Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.2 to the Form
          S-1.
10.2      Form of amended and restated Management Services Agreement between IWCL, Iridium LLC and Iridium Operating LLC:
          Incorporated by reference to Exhibit 10.2 to the 1998 Form
          S-4.
10.3      Form of 1997 Subscription Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.4 to the Form
          S-1.
10.4      Space System Contract between Iridium LLC and Motorola, Inc.
          effective July 29, 1993, as amended and conformed on January
          14, 1997: Incorporated by reference to Exhibit 10.6 to the
          Form S-1.+
10.5      Communications System Operations & Maintenance Contract
          between Iridium LLC and Motorola, Inc. effective July 29,
          1993, as amended and conformed on January 14, 1997:
          Incorporated by reference to Exhibit 10.7 to the Form S-1.+
10.6      Terrestrial Network Development Contract between Iridium LLC and Motorola, Inc. effective January 1, 1993, as amended and conformed on January 14, 1997: Incorporated by reference to
          Exhibit 10.8 to the Form S-1.+
10.7      Amendment No. 3 to the Terrestrial Network Development
          Contract between Iridium LLC and Motorola, Inc. effective
          June 20, 1997: Incorporated by reference to Exhibit 10.7 to the 1997 Form S-4.+
10.8      Support Agreement between Iridium LLC and Motorola, Inc.:
          Incorporated by reference to Exhibit 10.9 to the Form S-1.
10.9      Agreement, executed as of December 16, 1996, between
          Andersen Consulting LLC and Iridium LLC relating to the
          development of business support systems: Incorporated by
          reference to Exhibit 10.10 to the Form S-1.+
10.10     14 1/2% Senior Subordinated Discount Notes Due 2006 of
          Iridium: Incorporated by reference to Exhibit 10.11 to the
          Form S-1.
10.11     Form of Warrant issued in respect of 14 1/2% Senior
          Subordinated Discount Notes: Incorporated by reference to
          Exhibit 10.13 to the Form S-1.
10.12     Warrant to purchase Series M Class 2 Interests dated July
          29, 1993, as amended: Incorporated by reference to Exhibit
          10.13 to the Form S-1.
10.13     Form of Gateway Authorization Agreement: Incorporated by
          reference to Exhibit 10.14 to the Form S-1.
10.14     Guaranteed Bank Facility: Incorporated by reference to
          Exhibit 10.15 to the Form S-1.
10.15     Amendment dated December 19, 1997 to Guaranteed Bank
          Facility.*
10.16     Motorola Agreement regarding Guarantee: Incorporated by
          reference to Exhibit 10.16 to the Form S-1.
10.17     Amended and Restated Agreement regarding Guarantee:
          Incorporated by reference to Exhibit 10.17 to the 1997 Form
          S-4.
10.18     Memorandum of Understanding with Motorola, Inc: Incorporated by reference to Exhibit 10.18 to the 1997 Form S-4.
10.19     Form of Share Issuance Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.17 to the Form
          S-1.
10.20     Purchase Agreement in respect of Series C Notes, dated
          October 9, 1997: Incorporated by reference to Exhibit 10.20 to the 1998 Form S-4.
10.21     Exchange and Registration Rights Agreement: contained in an annex to Exhibit 10.20: Incorporated by reference to Exhibit
          10.21 to the 1998 Form S-4.
10.22     Iridium LLC Option Plan: Incorporated by reference to
          Exhibit 10.5 to the Form S-1.++
10.23     Iridium LLC Selected Senior Officers' Supplementary
          Retirement Plan: Incorporated by reference to Exhibit 10.27 to the 1997 Form S-4.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.24     Agreement between Dr. Staiano and Iridium LLC: Incorporated by reference to Exhibit 10.28 to the 1997 Form S-4.
10.25     Asset Transfer Agreement: Incorporated by reference to
          Exhibit 10.25 to the 1998 Form S-4.
10.26     Consent of Arthur Andersen LLP to Contract Assignment:
          Incorporated by reference to Exhibit 10.26 to the 1998 Form
          S-4.
10.27     Consent of Motorola Inc. to Contract Assignment:
          Incorporated by reference to Exhibit 10.27 to the 1998 Form
          S-4.
10.28     Form of Credit Agreement among Iridium Operating LLC, Chase
          Securities Inc., Barclays Capital, The Chase Manhattan Bank
          and Barclays Bank PLC.*
10.29     Conditions Precedent to the Disbursement of the Term Loans
          under Section 2.01(a) of the Credit Agreement.*
10.30     Regulatory and Technical Conditions Precedent to
          availability of funding under the Credit Agreement.*
10.31     Form of Assignment and Acceptance under the Credit
          Agreement.*
10.32     Form of Pledge and Security Agreement among Iridium
          Operating LLC, each of the Subsidiaries and The Chase
          Manhattan Bank.*
10.33     Form of Parent Security Agreement between Iridium LLC and
          The Chase Manhattan Bank.*
10.34     Form of Subsidiary Guarantee Agreement between each of the
          Subsidiary Guarantors and The Chase Manhattan Bank.*
10.35     Form of Subsidiary Guarantee Assumption Agreement.*
10.36     Form of Depositary Agreement between Iridium Operating LLC and The Chase Manhattan Bank.*
10.37     Form of Motorola Consent under the Credit Agreement among
          Motorola, Iridium Operating LLC and The Chase Manhattan
          Bank.*
10.38     Form of Motorola Pledge Agreement between Motorola, Inc. and
          The Chase Manhattan Bank.*
10.39     Form of Progress Certificate (Pre-Commercial Activation)
          under the Credit Agreement.*
10.40     Form of Verification of Independent Technical Advisor under the Credit Agreement.*
10.41     Form of Progress Certificate (Post-Commercial Activation)
          under the Credit Agreement.*
10.42     Form of Borrowing Request under the Credit Agreement.*
11.1      Statement re Computation of Loss per Class A Common Share:
          Iridium World Communications Ltd.*
11.2      Statement re Computation of Loss per Class 1 Interest:
          Iridium LLC.*
12        Statement re Computation of Ratios: Iridium Operating LLC.*
21        Subsidiaries of the Registrants.*
23        Consent of KPMG Peat Marwick LLP.*
27.1      Financial Data Schedule -- Iridium World Communications,
          Ltd.*
27.2      Financial Data Schedule -- Iridium LLC*
27.3      Financial Data Schedule -- Iridium Operating LLC*
99        Certain Factors Which May Affect Forward Looking
          Statements.*

     (b) Reports on Form 8-K

     Iridium LLC and Iridium World Communications Ltd. filed an 8-K on July 18, 1997 reporting that Motorola had advised Iridium LLC that it had lost contact with one of the Iridium satellites. Iridium LLC and Iridium World Communications Ltd. filed an 8-K on October 13, 1997 reporting that Iridium LLC and Iridium Capital Corporation issued $300 million aggregate principal amount of 11 1/4% Senior Notes due 2005, Series C in an unregistered offering.

     In addition, such Form 8-K reported that Motorola had informed Iridium LLC that Motorola had experienced a problem with one of the Iridium satellites prior to its attaining final orbit. Such Form 8-K also reported that Motorola had advised Iridium LLC that (i) it factored satellite loss into its planning for constellation deployment, (ii) it remained on course for commercial activation in September 1998 and (iii) Iridium would not bear the financial risk for loss of the satellite.

     Iridium LLC, Iridium Operating LLC and Iridium World Communications Ltd. filed an 8-K on December 19, 1997 reporting that Iridium LLC entered into an asset drop-down transaction with Iridium Operating LLC, a newly formed wholly-owned subsidiary of Iridium LLC. Such Form 8-K also reported that, (i) pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of Iridium LLC were transferred to Iridium Operating LLC, (ii) the Asset Drop-Down Transaction was consummated in connection with establishment of a $1,000,000,000 credit facility by Iridium Operating LLC and (iii) such credit facility would be secured by a security interest in substantially all of the assets of Iridium Operating LLC and in all of the membership interests in Iridium Operating LLC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
IRIDIUM WORLD COMMUNICATIONS LTD.
Independent Auditors' Report................................   F-2
Balance Sheets..............................................   F-3
Statements of Loss..........................................   F-4
Statements of Stockholders' Equity..........................   F-5
Statements of Cash Flows....................................   F-6
Notes to Financial Statements...............................   F-7

IRIDIUM LLC
Independent Auditors' Report................................  F-11
Consolidated Balance Sheets.................................  F-12
Consolidated Statements of Loss.............................  F-13
Consolidated Statements of Members' Equity (Deficit)........  F-14
Consolidated Statements of Cash Flows.......................  F-15
Notes to Consolidated Financial Statements..................  F-16

IRIDIUM OPERATING LLC
Independent Auditors' Report................................  F-33
Consolidated Balance Sheets.................................  F-34
Consolidated Statements of Loss.............................  F-35
Consolidated Statements of Member's Equity (Deficit)........  F-36
Consolidated Statements of Cash Flows.......................  F-37
Notes to Consolidated Financial Statements..................  F-38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Iridium World Communications Ltd.:

     We have audited the accompanying balance sheets of Iridium World Communications Ltd. as of December 31, 1997 and 1996, and the related statements of loss, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the period December 12, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iridium World Communications Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, and for the period December 12, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

McLean, Virginia
January 16, 1998

                        IRIDIUM WORLD COMMUNICATIONS LTD

                                 BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                           ASSETS
Cash........................................................  $    --    $     --
Investment in Iridium LLC...................................       --     223,922
                                                              -------    --------
          Total Assets......................................  $    --    $223,922
                                                              =======    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities.................................................  $    --    $     --
Stockholders' equity:
  Class B Common stock, non-voting, par value $0.01;
     2,500,000 shares authorized; none issued or
     outstanding............................................       --          --
  Class A Common stock, voting, par value $0.01; 50,000,000
     shares authorized; 1,200,000 and 12,003,262 issued and
     outstanding............................................       12         120
  Additional paid-in capital................................       --     242,636
  Subscription receivable...................................      (12)         --
  Accumulated deficit.......................................       --     (18,834)
                                                              -------    --------
                                                                   --     223,922
                                                              -------    --------
          Total liabilities and stockholders' equity........  $    --    $223,922
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                               STATEMENTS OF LOSS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                PERIOD FROM
                                                             DECEMBER 12, 1996
                                                              (INCEPTION) TO         YEAR ENDED
                                                             DECEMBER 31, 1996    DECEMBER 31, 1997
                                                             -----------------    -----------------
Equity in loss of Iridium LLC..............................     $       --           $   18,834
                                                                ----------           ----------
Loss before income taxes...................................             --               18,834
Income taxes...............................................             --                   --
                                                                ----------           ----------
Net loss...................................................     $       --           $   18,834
                                                                ==========           ==========
Net loss per Class A Common share -- basic and diluted.....     $       --           $     2.79
                                                                ----------           ----------
Weighted average shares used in computing net loss per
  Class A Common share -- basic and diluted................             --            6,739,726
                                                                ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                         CLASS A
                                      COMMON STOCK       ADDITIONAL
                                   -------------------    PAID-IN     SUBSCRIPTION   ACCUMULATED
                                     SHARES     AMOUNT    CAPITAL      RECEIVABLE      DEFICIT      TOTAL
                                   ----------   ------   ----------   ------------   -----------   --------
Inception, December 12, 1996.....          --    $ --     $     --        $ --        $     --     $     --
Class A Common Stock
  subscribed.....................   1,200,000      12           --         (12)             --           --
                                   ----------    ----     --------        ----        --------     --------
BALANCE, December 31, 1996.......   1,200,000      12           --         (12)             --           --
Retire subscribed Class A Common
  Stock..........................  (1,200,000)    (12)          --          12              --           --
Equity offering..................  12,000,000     120      225,480          --              --      225,600
Warrants issued in conjunction
  with Iridium LLC Series A
  Senior Notes...................          --      --       17,113          --              --       17,113
Exercise of stock options........       3,262      --           43          --              --           43
Net loss.........................          --      --           --          --         (18,834)     (18,834)
                                   ----------    ----     --------        ----        --------     --------
BALANCE, December 31, 1997.......  12,003,262    $120     $242,636        $ --        $(18,834)    $223,922
                                   ==========    ====     ========        ====        ========     ========

   The accompanying notes are an integral part of these financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                PERIOD FROM
                                                             DECEMBER 12, 1996
                                                              (INCEPTION) TO         YEAR ENDED
                                                             DECEMBER 31, 1996    DECEMBER 31, 1997
                                                             -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................      $      --            $ (18,834)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Equity in loss of Iridium LLC.........................             --               18,834
                                                                 ---------            ---------
Net cash used in operating activities......................             --                   --
                                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES :
  Investments in Iridium LLC...............................             --             (242,756)
                                                                 ---------            ---------
Net cash used in investing activities......................             --             (242,756)
                                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES :
  Net proceeds from equity offering........................             --              225,600
  Proceeds from Warrants issued in conjunction with Iridium
     LLC, Series A Senior Notes............................             --               17,113
  Proceeds from Class A Common Stock subscribed............             --                   12
  Retirement and cancellation of Class A Common Stock......             --                  (12)
  Proceeds from exercise of stock options..................             --                   43
                                                                 ---------            ---------
          Net cash provided by financing activities........             --              242,756
                                                                 ---------            ---------
Increase (decrease) in cash................................             --                   --
CASH, beginning of period..................................             --                   --
                                                                 ---------            ---------
CASH, end of period........................................      $      --            $      --
                                                                 =========            =========

   The accompanying notes are an integral part of these financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     Iridium World Communications Ltd. ("IWCL") was incorporated under the laws of Bermuda on December 12, 1996. At inception, IWCL was wholly owned by Iridium LLC, a limited liability company. In June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997 IWCL consummated the Offering and issued 12,000,000 shares of Class A Common Stock. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, approximately $225 million in net proceeds from the Offering were invested in Class 1 Membership Interests of Iridium LLC ("Class 1 Interests"), at which time the outstanding shares of Class A Common Stock held by Iridium LLC were retired, and IWCL became a member of Iridium LLC.

     Iridium LLC through its wholly-owned subsidiary Iridium Operating LLC ("Iridium"), a Delaware limited liability company, is currently devoting substantially all of its efforts to establishing and commercializing the IRIDIUM communications system (the "IRIDIUM System").

     IWCL's sole asset is its investment in Iridium LLC. At December 31, 1997, IWCL's investment was approximately 8.5% of the total outstanding Membership Interests in Iridium LLC.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Investment in Iridium LLC

     The investment in Iridium LLC is accounted for using the equity method. In accordance with the equity method of accounting, IWCL's carrying amount of the investment in an affiliate is initially recorded at cost and is increased to reflect its share of the affiliate's income and is reduced to reflect its share of the affiliate's losses each period since the initial investment.

     At December 31, 1997, Iridium LLC had total assets, total liabilities and total members' equity of approximately $3,646,000,000, $2,011,000,000 and $1,635,000,000, respectively. At December 31, 1996, Iridium LLC had total assets, total liabilities and total members' equity of $2,434,000,000, $862,000,000 and $1,572,000,000, respectively. Iridium LLC reported a net loss of $293,553,000 and $73,598,000 for the years ended December 31, 1997 and 1996, respectively.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Income Taxes

     IWCL recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

3.  STOCKHOLDERS' EQUITY

     On July 16,1997, Iridium LLC and Iridium Capital Corporation, a wholly owned subsidiary of Iridium, completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of Iridium LLC 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant, representing the right to purchase 5.2 shares of Class A Common Stock of IWCL and (ii) $500 million aggregate principal amount of Iridium LLC 14% Senior Notes due 2005, Series B ("Series B Notes"). Iridium was subsequently substituted for Iridium LLC as obligor under the Series A Notes and the Series B Notes. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC, also wholly-owned subsidiaries of Iridium. IWCL is not an obligor or guarantor of the Series A Notes or Series B Notes. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. Approximately $17,113,000 of the proceeds of the High Yield Offering was allocated to the fair value of the purchase price of the IWCL Warrants. The exercise price of each IWCL Warrant is $20.90 per share. The IWCL Warrants are exercisable at anytime on or after one year from the date of original issuance and expire on July 15, 2005. Concurrent with the issuance of the IWCL Warrants in the High Yield Offering, Iridium LLC issued to IWCL 1,560,000 LLC Interest Warrants, each exercisable for one Iridium LLC Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. IWCL and Iridium LLC have agreed that IWCL will exercise one LLC Interest Warrant upon the exercise of each IWCL Warrant.

  Exchange Rights of Iridium LLC Members

     Concurrent with the Offering, IWCL and Iridium LLC executed an Interest Exchange Agreement that conditionally permits holders of Class 1 Interests in Iridium LLC to exchange those interests, subject to the restrictions on transfer in the Iridium LLC Limited Liability Agreement, for shares of Class A Common Stock in IWCL at a ratio of one share of Class A Common Stock for each Iridium LLC Class 1 Interest, subject to anti-dilution adjustments. Under the Interest Exchange Agreement no exchanges of Iridium LLC Class 1 Interests are permitted until 90 days after Iridium LLC has achieved one full quarter of positive earnings before interest, taxes, depreciation and amortization. In addition, no exchange shall take place unless approved pursuant to authorization of Directors representing at least 66 2/3% of the Iridium LLC Board of Directors.

  Global Ownership Program

     IWCL and Iridium LLC intend to commence a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the IRIDIUM System and achieve appropriate regulatory approvals. At the time of issuance, purchasers of Class B Common Stock will be required to pay only an amount equal to the per share par value of the Class B Common Stock; $.01 per share. The balance of the purchase price will be payable through the withholding of dividends, if any, which would otherwise be payable on the shares of Class B Common Stock. A holder of Class B Common Stock may elect to pay the purchase price in cash at any time. Class B Common Stock is convertible to Class A Common Stock on a one-for-one basis, subject to anti-dilution adjustments, once certain conditions are met, including full payment for the shares and expiration of a minimum holding period. The proceeds generated from each sale of Class B Common Stock will be used to purchase Class 1 Interests in Iridium LLC. The payment terms with respect to such Iridium LLC Class 1 Interests will mirror the payment terms on the Class B Common Stock. As of December 31, 1997, no shares of Class B Common Stock had been issued under this program.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

  Share Issuance Agreement

     IWCL and Iridium LLC have also executed a Share Issuance Agreement which provides that all net proceeds from future primary offerings of securities by IWCL will be invested in Class 1 Interests in Iridium LLC.

  Voting Rights

     The holders of Class A Common Stock are entitled to one vote per share. The holders of Class B Common Stock have no voting rights, except as required by Bermuda law in connection with matters involving a variation in terms of the Class B Common Stock.

  Participation in the Governance of Iridium

     Providing that IWCL's Interest in Iridium LLC represents five percent or more of the total outstanding Class 1 Interests of Iridium LLC (which occurred upon the consummation of the IWCL IPO), IWCL shall be entitled to designate two Independent Company Directors as Directors of Iridium LLC.

  Stock Option Plan of Iridium LLC

     Iridium LLC has established a plan under which executive officers, managers and independent directors of Iridium LLC are awarded options to purchase Class A Common Stock of IWCL (the "Option Plan"). The Option Plan covers 2,625,000 shares of Class A Common Stock. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options. As of December 31, 1997, options covering 2,004,556 shares of Class A Common Stock are outstanding with exercise prices ranging from $13.33 to $52.50. As of December 31, 1997, there are 397,145 options exercisable at a weighted average exercise price of $13.33. As of that date no stock appreciation rights had been granted. The right to exercise the options vest, pro rata, over a period of five years. Pursuant to the Share Issuance Agreement, IWCL has agreed that upon the exercise of any options, it will issue to Iridium LLC, for delivery to an exercising option holder, the number of shares of Class A Common Stock covered by the exercised options and Iridium LLC has agreed to simultaneously deliver to IWCL a like number of Iridium LLC Class 1 Interests, subject to anti-dilution adjustments. The exercise price of the option is paid to Iridium LLC and represents payment for the Class A Common Stock by the exercising option holder and for the Iridium LLC Class 1 Interests by IWCL. During the year ended December 31, 1997, options to acquire 3,262 shares of Class A Common Stock were exercised. IWCL issued such shares in the names of the optionees and Iridium LLC issued 3,262 Class 1 Interests to IWCL.

  Management Services Agreement

     In connection with the IWCL IPO, Iridium LLC and IWCL entered into a Management Services Agreement. Pursuant to the Management Services Agreement, Iridium LLC has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, Iridium LLC is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. Iridium LLC receives no fees or reimbursement from IWCL for its services to IWCL under the Management Services Agreement. Operating costs incurred by IWCL during the period since inception and paid for by Iridium LLC have not been significant.

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15") and its related interpretations, and promulgates new accounting standards for the

                       IRIDIUM WORLD COMMUNICATIONS LTD.

computation and manner of presentation of earnings (loss) per share data. Statement 128 requires the presentation of basic and diluted earnings (loss) per share data. Basic earnings (loss) per Class A Common share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with the Series A Notes and stock options. Due to the loss incurred during the year ended December 31, 1997, the impact of the warrants and stock options is anti-dilutive and is not included in the diluted earnings (loss) per share calculation. The adoption of Statement 128 had no effect on earnings (loss) per share as previously presented.

5.  INCOME TAXES

     IWCL is subject to income taxation based on its ratable portion of Iridium LLC's income or loss. During the year ended December 31, 1997 and the period December 12, 1996 (inception) to December 31, 1996, IWCL recognized no current or deferred income tax expense or benefit. As of December 31, 1997, IWCL's only deferred tax asset relates entirely to its investment in Iridium LLC and amounted to approximately $7,446,000 for which a full valuation allowance has been established.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Members
Iridium LLC and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1996, and the related consolidated statements of loss, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

McLean, Virginia
January 16, 1998

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    1,889    $    9,040
  Restricted cash (Note 2)..................................          --       350,220
  Due from affiliates.......................................       3,476        13,604
  Prepaid expenses and other current assets.................       7,154         6,612
                                                              ----------    ----------
          Total current assets..............................      12,519       379,476
Property and equipment, net (Note 4)........................       2,065     1,526,326
System under construction (Note 7)..........................   2,388,320     1,625,054
Other assets (Note 2).......................................      31,177       114,831
                                                              ----------    ----------
          Total assets......................................  $2,434,081    $3,645,687
                                                              ==========    ==========
              LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   17,937    $  106,794
  Accounts payable to Member (Note 7).......................     100,563        10,601
  Bank facilities, current portion (Note 5).................          --       350,000
                                                              ----------    ----------
          Total current liabilities.........................     118,500       467,395
Bank facilities, net of current portion (Note 5)............     505,000       210,000
Long-term debt due to Members (Note 5)......................     230,904       273,302
Notes payable, $1,100,000 principal amount (Note 5).........          --     1,054,288
Other liabilities (Note 8)..................................       7,648         6,065
                                                              ----------    ----------
          Total liabilities.................................     862,052     2,011,050
                                                              ----------    ----------
Commitments and Contingencies (Notes 1, 3, 5, 7, 8 and 10)
Members' equity (Notes 1, 3, 5, 7 and 8):
  Class 2 Interests, authorized 50,000 interests for Series
     M; authorized an aggregate of 300,000 interests for
     Series A, Series B and Series C:
       Series M, convertible, no interests issued and
        outstanding.........................................          --            --
       Series A, redeemable, convertible, 46,977 and 39,907
        interests issued and outstanding; liquidation value
        of $46,977 and $39,907..............................      46,977        39,907
       Series B, redeemable, 1 interest issued and
        outstanding.........................................          --            --
       Series C, redeemable, 75 interests issued and
        outstanding.........................................          --            --
  Class 1 Interests, authorized 225,000,000 interests,
     120,836,025 and 141,222,442 interests issued and
     outstanding............................................   1,659,625     2,024,220
  Deferred Class 1 Interest compensation....................          --        (1,454)
  Adjustment for minimum pension liability (Note 8).........        (733)         (643)
  Deficit accumulated during the development stage..........    (133,840)     (427,393)
                                                              ----------    ----------
          Total members' equity.............................   1,572,029     1,634,637
                                                              ----------    ----------
          Total liabilities and members' equity.............  $2,434,081    $3,645,687
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSS
                   (IN THOUSANDS EXCEPT MEMBER INTEREST DATA)

                                                                                      PERIOD FROM
                                                YEAR ENDED DECEMBER 31,              JUNE 14, 1991
                                         --------------------------------------   (INCEPTION) THROUGH
                                            1995         1996          1997        DECEMBER 31, 1997
                                         ----------   -----------   -----------   -------------------
OPERATING EXPENSES
  Sales, general and administrative
     (Notes 5, 7, 8 and 10)............  $   26,436   $    70,730   $   177,474        $313,301
  Depreciation and amortization........         751           674       119,124         121,429
                                         ----------   -----------   -----------        --------
          Total operating expenses.....      27,187        71,404       296,598         434,730
OTHER INCOME
  Interest income......................       5,226         2,395         3,045          15,308
                                         ----------   -----------   -----------        --------
Loss before provision for income
  taxes................................      21,961        69,009       293,553         419,422
Provision for income taxes (Note 6)....       1,684         4,589            --           7,971
                                         ----------   -----------   -----------        --------
Net loss...............................  $   23,645   $    73,598   $   293,553        $427,393
                                         ==========   ===========   ===========        ========
Preferred dividend requirement (Note
  3)...................................          --         3,652         5,703
                                         ----------   -----------   -----------
Net loss applicable to Class 1
  Interests............................  $   23,645   $    77,250   $   299,256
                                         ==========   ===========   ===========
Net loss per Class 1 Interest -- basic
  and diluted..........................  $     0.27   $      0.64   $      2.25
                                         ==========   ===========   ===========
Weighted average interests used in
  computing net loss per Class 1
  Interest -- basic and diluted........  88,162,875   120,115,575   132,879,976
                                         ==========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
                      (IN THOUSANDS EXCEPT INTEREST DATA)

                                                     CLASS 2 INTERESTS,                                              ADJUSTMENT
                                                         ALL SERIES           CLASS 1 INTERESTS         DEFERRED        FOR
                                                    --------------------   ------------------------     CLASS 1       MINIMUM
                                                    NUMBER OF               NUMBER OF                   INTEREST      PENSION
                                                    INTERESTS    AMOUNT     INTERESTS      AMOUNT     COMPENSATION   LIABILITY
                                                    ---------   --------   -----------   ----------   ------------   ----------
Inception June 14, 1991...........................        --    $     --            --   $       --     $    --       $    --
Net loss..........................................        --          --            --           --          --            --
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1991........................        --          --            --           --          --            --
Net loss..........................................        --          --            --           --          --            --
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1992........................        --          --            --           --          --            --
Net loss..........................................        --          --            --           --          --            --
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, July 29, 1993............................        --          --            --           --          --            --
Class 1 Interests subscribed, July 29, 1993.......        --          --    60,000,000           --          --            --
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................        --          --            --      324,167          --            --
Costs of raising equity...........................        --          --            --       (8,096)         --            --
Net loss..........................................        --          --            --           --          --            --
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1993........................        --          --    60,000,000      316,071          --            --
Class 1 Interests subscribed......................        --          --    59,458,350           --          --            --
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................        --          --            --      518,202          --            --
Costs of raising equity...........................        --          --            --       (1,863)         --            --
Net loss..........................................        --          --            --           --          --            --
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1994........................        --          --   119,458,350      832,410          --            --
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................        --          --            --      633,514          --            --
Costs of raising equity...........................        --          --            --           (7)         --            --
Net loss..........................................        --          --            --           --          --            --
Adjustment for minimum pension liability..........        --          --            --           --          --        (1,065)
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1995........................        --          --   119,458,350    1,465,917          --        (1,065)
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................        --          --     1,377,675      140,131          --            --
Class 2 Interests issued for cash at $13.33 per
 interest.........................................    43,401      43,325            --           --          --            --
Series A, Class 2 Interests issued in dividends...     3,652       3,652            --       (3,652)         --            --
Costs of raising equity...........................        --          --            --         (251)         --            --
Warrants to purchase Class 1 Interests issued in
 connection with 14.5% Senior subordinated
 notes............................................        --          --            --       31,761          --            --
Warrants to purchase Class 1 Interests issued in
 connection with debt guarantee...................        --          --            --       25,719          --            --
Net loss..........................................        --          --            --           --          --            --
Adjustment for minimum pension liability..........        --          --            --           --          --           332
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1996........................    47,053      46,977   120,836,025    1,659,625          --          (733)
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................        --          --     7,500,000       59,248          --            --
Exercise of employee stock options................        --          --         3,262           43          --            --
Initial Public offering...........................                          12,000,000      240,000          --            --
Class 2 Interests converted to Class 1
 Interests........................................   (12,773)    (12,773)      883,155       12,773          --            --
Series A, Class 2 Interests issued in dividends...     5,703       5,703            --       (5,703)         --            --
Costs of raising equity...........................        --          --            --      (16,100)         --            --
Warrants to purchase Class 1 Interests issued in
 connection with 13% Senior notes, Series A.......        --          --            --       17,113          --            --
Warrants to purchase Class 1 Interests issued in
 connection with debt guarantee...................        --          --            --       55,615          --            --
Deferred Class 1 Interests compensation...........        --          --            --        1,606      (1,454)           --
Net loss..........................................        --          --            --           --          --            --
Adjustment for minimum pension liability..........        --          --            --           --          --            90
                                                     -------    --------   -----------   ----------     -------       -------
BALANCE, December 31, 1997........................    39,983    $ 39,907   141,222,442   $2,024,220     $(1,454)      $  (643)
                                                     =======    ========   ===========   ==========     =======       =======

                                                      DEFICIT
                                                    ACCUMULATED
                                                    DURING THE
                                                    DEVELOPMENT
                                                       STAGE        TOTAL
                                                    -----------   ----------
Inception June 14, 1991...........................   $      --    $       --
Net loss..........................................        (757)         (757)
                                                     ---------    ----------
BALANCE, December 31, 1991........................        (757)         (757)
Net loss..........................................      (8,773)       (8,773)
                                                     ---------    ----------
BALANCE, December 31, 1992........................      (9,530)       (9,530)
Net loss..........................................      (5,309)       (5,309)
                                                     ---------    ----------
BALANCE, July 29, 1993............................     (14,839)      (14,839)
Class 1 Interests subscribed, July 29, 1993.......          --            --
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................          --       324,167
Costs of raising equity...........................          --        (8,096)
Net loss..........................................      (6,924)       (6,924)
                                                     ---------    ----------
BALANCE, December 31, 1993........................     (21,763)      294,308
Class 1 Interests subscribed......................          --
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................          --       518,202
Costs of raising equity...........................          --        (1,863)
Net loss..........................................     (14,834)      (14,834)
                                                     ---------    ----------
BALANCE, December 31, 1994........................     (36,597)      795,813
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................          --       633,514
Costs of raising equity...........................          --            (7)
Net loss..........................................     (23,645)      (23,645)
Adjustment for minimum pension liability..........          --        (1,065)
                                                     ---------    ----------
BALANCE, December 31, 1995........................     (60,242)    1,404,610
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................          --       140,131
Class 2 Interests issued for cash at $13.33 per
 interest.........................................          --        43,325
Series A, Class 2 Interests issued in dividends...          --            --
Costs of raising equity...........................          --          (251)
Warrants to purchase Class 1 Interests issued in
 connection with 14.5% Senior subordinated
 notes............................................          --        31,761
Warrants to purchase Class 1 Interests issued in
 connection with debt guarantee...................          --        25,719
Net loss..........................................     (73,598)      (73,598)
Adjustment for minimum pension liability..........          --           332
                                                     ---------    ----------
BALANCE, December 31, 1996........................    (133,840)    1,572,029
Subscribed Class 1 Interests issued for cash at
 $13.33 per interest..............................          --        59,248
Exercise of employee stock options................          --            43
Initial Public offering...........................          --       240,000
Class 2 Interests converted to Class 1
 Interests........................................          --            --
Series A, Class 2 Interests issued in dividends...          --            --
Costs of raising equity...........................          --       (16,100)
Warrants to purchase Class 1 Interests issued in
 connection with 13% Senior notes, Series A.......          --        17,113
Warrants to purchase Class 1 Interests issued in
 connection with debt guarantee...................          --        55,615
Deferred Class 1 Interests compensation...........          --           152
Net loss..........................................    (293,553)     (293,553)
Adjustment for minimum pension liability..........          --            90
                                                     ---------    ----------
BALANCE, December 31, 1997........................   $(427,393)   $1,634,637
                                                     =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               PERIOD FROM
                                                           YEAR ENDED DECEMBER 31,            JUNE 14, 1991
                                                      ----------------------------------   (INCEPTION) THROUGH
                                                        1995        1996         1997       DECEMBER 31, 1997
                                                      ---------   ---------   ----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................  $ (23,645)  $ (73,598)  $ (293,553)      $  (427,393)
  Adjustments to reconcile net loss to net cash used
    in operating activities --
    Depreciation and amortization...................        751         674      119,124           121,429
    Expense recognized for warrants issued in
      connection with debt guarantee................         --      25,719       55,615            81,334
    Employee Class 1 Interests Compensation.........         --          --          152               152
    Loss on disposal of assets......................         --          --           87                87
    Changes in assets and liabilities:
      Decrease (Increase) in prepaid expenses and
         other current assets.......................       (171)     (6,281)         542            (6,612)
      Increase in due from affiliates...............         --      (3,476)     (10,128)          (13,604)
      Increase in other assets......................     (1,633)     (4,079)      (2,286)          (18,659)
      Increase in accounts payable and accrued
         expenses...................................      1,586      12,968       30,857            48,794
      (Decrease) Increase in other liabilities......      2,126       2,739       (1,493)            5,985
                                                      ---------   ---------   ----------       -----------
         Net cash used in operating activities......    (20,986)    (45,334)    (101,083)         (208,487)
                                                      ---------   ---------   ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............       (493)     (1,475)     (18,885)          (23,255)
  Additions to system under construction............   (762,000)   (900,757)    (842,678)       (3,091,435)
                                                      ---------   ---------   ----------       -----------
         Net cash used in investing activities......   (762,493)   (902,232)    (861,563)       (3,114,690)
                                                      ---------   ---------   ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Class 1 and Class 2
    Interests.......................................    633,514     183,205      283,191         1,932,319
  Net proceeds from issuance of senior notes and
    warrants........................................         --     238,453    1,039,189         1,277,642
  Borrowings under guaranteed bank line of credit...         --     505,000      655,000         1,160,000
  Payments under guaranteed bank line of credit.....         --          --     (950,000)         (950,000)
  Borrowings under senior secured line of credit....         --          --      350,000           350,000
  Increase in restricted cash.......................         --          --     (350,220)         (350,220)
  Deferred financing costs..........................     (1,094)    (28,535)     (57,363)          (87,524)
                                                      ---------   ---------   ----------       -----------
         Net cash provided by financing
           activities...............................    632,420     898,123      969,797         3,332,217
                                                      ---------   ---------   ----------       -----------
Increase (decrease) in cash and cash equivalents....   (151,059)    (49,443)       7,151             9,040
CASH AND CASH EQUIVALENTS,
  beginning of period...............................    202,391      51,332        1,889                --
                                                      ---------   ---------   ----------       -----------
CASH AND CASH EQUIVALENTS,
  end of period.....................................  $  51,332   $   1,889   $    9,040       $     9,040
                                                      =========   =========   ==========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     Iridium LLC (the "Parent") and its subsidiaries are devoting their present efforts to developing and commercializing a global wireless system -- the Iridium(R) Communications System (the "IRIDIUM System") -- that will enable subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill.

     Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL") (See Note 3), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of December 31, 1997, before considering unexercised warrants held by Motorola.

     On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 membership interests in the Parent ("Class 1 Interests").

     On December 18, 1997, the Parent entered into an asset drop-down transaction (the "Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a newly formed wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, all liabilities with respect to the outstanding 13% Senior Notes due 2005, Series A and 14% Senior Notes due 2005, Series B and the 11 1/4% Senior Notes due 2005, Series C (collectively, the "Senior Notes"). Pursuant to the indentures relating to the Senior Notes, Iridium has been substituted for the Parent, and the Parent has been released from all obligations under the indentures relating to the Senior Notes. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to Parent, as predecessor of Iridium. As a result of the Asset Drop-Down Transaction, the Parent's only significant asset is its investment in Iridium.

     Iridium has contracted with Motorola to design, develop, produce and deliver into orbit the space segment component of the IRIDIUM System. The scheduled date for delivery of the $3.45 billion space segment is in 1998. Iridium plans to begin its commercial operations in September 1998. During 1997, 46 of the 66 satellites in the IRIDIUM System were successfully placed in orbit.

     The Iridium Communications System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the IRIDIUM System, subject to certain conditions.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Iridium, and Iridium's wholly-owned subsidiaries, Iridium Capital Corporation, Iridium Roaming LLC and Iridium IP LLC. All significant intercompany transactions have been eliminated.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Development Stage Enterprise

     The Parent, through Iridium, is currently devoting its entire efforts to establishing and commercializing the IRIDIUM System. On December 18, 1997, the Parent and Iridium entered into an Asset Drop-Down Transaction whereby substantially all of the assets and liabilities of the Parent were transferred to Iridium. The purpose of the Asset Drop-Down Transaction was to facilitate the pledge of substantially all of the assets of the Parent in connection with the establishment of secured bank financing for the development and construction of the IRIDIUM System. At December 31, 1997, the Parent's ownership interest in Iridium constituted substantially all of the Parent's assets. Accordingly, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations.

  Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Parent considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Restricted Cash

     Restricted cash consists of the first stage of borrowing under the $1 billion secured credit facility with a syndicate of lenders, led by Chase Securities, Inc., and Barclays Capital, a division of Barclays Bank PLC. The funds are restricted subject to Iridium meeting specified milestones.

  Property and Equipment

     Property and equipment is carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellites in service.................  5 years
Furniture, fixtures and equipment.....  5 years
Leasehold improvements................  Shorter of 5 years or remaining lease term

     The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service.

  System Under Construction

     System under construction includes all costs incurred related to the construction of the space and ground components of the IRIDIUM System. Depreciation expense is recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation related to the ground control stations will commence with the placement in service of each such station.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Interest costs incurred during the construction of the IRIDIUM System are capitalized. Total interest cost incurred and capitalized for the years ended December 31, 1996 and 1997 was approximately $28,127,000 and $163,747,000, respectively. Interest paid for the years ended December 31, 1996 and 1997 was approximately $1,485,000 and $30,191,000, respectively. No interest was incurred, paid or capitalized for the year ended December 31, 1995.

     During 1996, the Parent adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have a material impact on the Parent's results of operations for the years ended December 31, 1996 and 1997.

  Member Interest-Based Compensation

     During 1996, the Parent adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which encourages, but does not require, the recognition of member interest-based employee compensation at fair value. The Parent has elected to continue to account for member interest-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for options to purchase Class A Common Stock of IWCL granted to employees is measured as the excess, if any, of the fair value of Class 1 Interests at the date of the grant over the exercise price an employee must pay to acquire the interest. Compensation expense, if any, is recognized over the period earned by the employee and was $152,000 for the year ended December 31, 1997. No compensation expense was recognized for the year ended December 31, 1996 as all options to acquire Class 1 Interests were granted at an exercise price equal to the fair market value as of the date of grant.

     Warrants or options to purchase member interests granted to other than employees as consideration for goods or services rendered are recognized at fair market value.

  Equity Issuance Costs

     The Parent classifies all costs incurred in connection with the issuance of equity as a reduction of members' equity. These costs include fees paid to investment bankers, attorneys and others in connection with the issuance of equity.

  Deferred Financing Costs

     All costs incurred in connection with securing debt financing have been deferred and are amortized over the terms of the related debt in a manner that approximates the effective yield method. Costs for future debt financing are also deferred and are included in other non-current assets in the accompanying consolidated balance sheets. Total deferred financing costs are approximately $30,200,000 and $113,394,000 at December 31, 1996 and 1997, respectively.

     During October 1995, the Parent withdrew an intended public offering of certain subordinated debt financing. Accordingly, the Parent wrote-off approximately $3,200,000 of deferred costs associated with the intended financing. Such costs are included in operating expenses in the accompanying consolidated statement of loss for the year ended December 31, 1995.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

     Iridium, Inc. was subject to Federal, state and local income taxes directly. As a result of the merger of Iridium, Inc. with and into the Parent, the Parent became a limited liability company. As a limited liability company, the Parent is no longer subject to U. S. federal income tax directly. Rather, each Class 1 member is subject to U.S. federal income taxation based on its ratable portion of the Parent's income or loss. However, the Parent's primary operations are in the District of Columbia which does not recognize the limited liability status for tax purposes. Accordingly, the Parent is subject to District of Columbia franchise taxes directly. The Parent recognizes its provision for income taxes under the asset and liability method. Under the asset and liability method deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income (Loss) per Class 1 Interest

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Parent's loss per Class 1 Interest data. Statement 128 requires the presentation of basic and diluted earnings
(loss) per interest data. Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the years ended December 31, 1995, 1996, and 1997, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculation. The adoption of Statement 128 had no effect on earnings (loss) per Class 1 Interest as previously presented.

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. The Parent is required to adopt the provisions of Statement 130 for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption of Statement 130, the Parent will be required to reclassify previously reported annual and interim consolidated financial statements. The disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of the Parent's consolidated financial statements as currently and previously reported.

  Reclassifications

     Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  MEMBERS' EQUITY

  Classes of Membership Interests

     The members' interests in the Parent are divided into two classes: Class 1 Interests which represent the common equity and Class 2 Interests which represent the preferred equity. The LLC Agreement authorizes the Parent to issue 225,000,000 Class 1 Interests, 50,000 Series M Class 2 Interests, and 300,000 additional Class 2 Interests. A description of each of the classes of membership interests follows:

          CLASS 1 INTERESTS. Subject to the rights of holders of any series of Class 2 Interests, all voting rights of the members are vested in the Class 1 Interests. Each member is entitled to appoint one Director for each 5,250,000 Class 1 Interests owned. Class 1 members may aggregate any or all of their Class 1 Interests with other Class 1 members and appoint one Director for each 5,250,000 Class 1 Interests owned in the aggregate. The members may manage the Parent only through their designated Directors and have no authority, in their capacity as members, to act on behalf of or bind the Parent.

          The LLC Agreement contains a reserve capital call provision under which certain members have agreed to purchase additional Class 1 Interests (the "Reserve Capital Call"). If the Board elects to exercise this option, the Parent could raise up to an additional $243 million for 18,206,550 Class 1 Interests. However, the Reserve Capital Call is pledged to secure the Secured Bank Facility (See Note 5).

          SERIES M CLASS 2 INTERESTS. Motorola owns a warrant to purchase Series M Class 2 Interests in an amount that is convertible into 2.5% of the outstanding Class 1 Interests at the time of exercise of the warrant (calculated on a fully diluted basis) at a price of $1,000 per Series M Class 2 Interest. Each Series M Class 2 Interest is non-voting and currently convertible into 75 Class 1 Interests. The initial Series M Conversion Price is $13.33, but is subject to anti-dilution adjustments from time to time. Dividends on Series M Class 2 Interests are cumulative and accrue at the rate of 8% per annum. No Series M Class 2 Interests are outstanding.

          SERIES A CLASS 2 INTERESTS. The Series A Class 2 Interests are convertible preferred interests that pay dividends at a rate of 14 1/2% per annum. Dividends on the Series A Class 2 Interests are payable, either in-kind or in cash, at the option of the Parent, through February 28, 2001. Commencing March 1, 2001, dividends on the Series A Class 2 Interests are payable only in cash. Dividends on the Series A Class 2 Interests accrue whether or not they have been declared and whether or not there are profits or other funds of the Parent legally available for the payment of such dividends. No dividend may be declared and paid on the Class 1 Interests unless all accrued dividends on the Series A Class 2 Interests have been paid in full. The Series A Class 2 Interests are non-voting and convertible to Class 1 Interests at any time at the option of the holder. Currently each Series A Class 2 Interest may be converted into 18.51 Class 1 Interests. The Series A Class 2 Interests are redeemable, at the option of the Parent, at anytime after March 1, 2001, subject to a premium if redeemed prior to March 1, 2005.

          SERIES B AND SERIES C CLASS 2 INTERESTS. In connection with Motorola's guarantee of the $450 million credit facility (the "Guarantee Agreement") (See Note 5), the Parent issued to Motorola one Series B Class 2 Interest and 75 Series C Class 2 Interests. The Series B Class 2 Interest and Series C Class 2 Interests do not pay any dividends. The Series B Class 2 Interest entitles Motorola to one seat on the Board of Directors in addition to Directors it may appoint as the owner of Class 1 Interests and Series M Class 2 Interests. The Series C Class 2 Interests entitle Motorola to appoint a majority of the Board of Directors in the event of certain events of default. The Series B and Series C Class 2 Interests are redeemable at the option of the Parent at $.01 per interest upon the later of (i) the termination or expiration of the Guarantee Agreement and (ii) the reimbursement of any payments made by Motorola pursuant to the Guarantee Agreement (See Note 5).

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The LLC Agreement provides that the Parent may merge or consolidate with one or more limited liability companies, corporations, or similar entities provided that the transaction is approved by the Board of Directors and Class 1 members holding not less than 66 2/3% of the outstanding Class 1 Interests. In the event of a merger, members who hold interests and do not vote in favor of, or consent in writing to, the merger are entitled to appraisal and repurchase rights of their interests as specified in the LLC Agreement.

  Dividend and Liquidation Rights

     Class 1 members are entitled to receive dividends, as and when declared by the Board of Directors, in its discretion. Class 2 members are entitled to receive dividends, if any, in accordance with the terms of the relevant series of Class 2 Interests, as and when declared by the Board of Directors. The Class 2 Interests rank senior to the Class 1 Interests as to dividends and distributions upon the liquidation, dissolution and winding-up of the Parent.

     The LLC Agreement requires the Board of Directors, to the extent of legally available funds, to declare and pay a dividend sufficient to assure that each non-U. S. Class 1 Member receives an amount at least equal to the amount of such member's U. S. federal, state and local income tax liability resulting from allocations of the Parent's taxable income to such member. Parent's only current source of funds is from dividend distributions from Iridium, and Iridium is required to declare and pay a dividend to the Parent in the same amount as required by the LLC Agreement. However, Iridium is restricted by the terms of certain of its debt obligations from declaring and paying dividends in excess of those required to be made to the Parent.

     The LLC Agreement contains significant restrictions on the ability of a member to transfer any interests in the Parent, including but not limited to the conditions that: (i) a majority of the Directors approve the transfer, and (ii) the transfer not result in any member beneficially owning, or having the right to beneficially own, more than 45% of the outstanding Class 1 Interests.

  Exchange Rights of Iridium LLC Members

     Concurrent with the initial public offering, IWCL and Iridium LLC executed an Interest Exchange Agreement that conditionally permits holders of Class 1 Interests in Iridium LLC to exchange those interests, subject to the restrictions on transfer in the Iridium LLC Limited Liability Agreement, for shares of Class A Common Stock in IWCL at a ratio of one share of Class A Common Stock for each Iridium LLC Class 1 Interest, subject to anti-dilution adjustments. Under the Interest Exchange Agreement no exchanges of Iridium LLC Class 1 Interests are permitted until 90 days after Iridium has achieved one full quarter of positive earnings before interest, taxes, depreciation and amortization. In addition, no exchange shall take place unless approved pursuant to authorization of Directors representing at least 66 2/3% of the Iridium LLC Board of Directors.

  Global Ownership Program

     The Parent, in conjunction with IWCL, has commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the IRIDIUM System and achieve appropriate regulatory approvals. As of December 31, 1997, no shares had been issued under this program.

  Limitations on Liability

     Members are generally not liable for the debts, obligations or liabilities of the Parent.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Recent Equity Transactions

     On April 16, 1997, the LLC Agreement was amended to increase the authorized number of Class 1 Interests from 3,000,000 to 225,000,000. On May 9, 1997, the Parent effected a 75 for 1 subdivision of its Class 1 Membership Interests whereby each existing Class 1 Interest was subdivided into 75 Class 1 Interests. All interest and per interest data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the subdivision.

     On May 9, 1997, the Parent entered into a definitive agreement with South Pacific Iridium Holdings Limited ("SPI"), an affiliate of P. T. Bakrie Communications Corporation, pursuant to which SPI acquired from Parent 7,500,000 Class 1 Interests at $13.33 per interest. The transaction closed on May 30, 1997 with 40% of the total purchase price paid on that date and the remainder due on or before May 1998. Through December 31, 1997, the Parent has received an aggregate of $59.2 million from SPI in satisfaction of the commitment.

     On June 13, 1997, IWCL, a wholly-owned subsidiary of the Parent as of that date, consummated an initial public offering (the "Offering") of 12,000,000 shares of its Class A Common Stock which resulted in proceeds of approximately $225 million to IWCL (expenses of the offering were paid by the Parent). Pursuant to the 1997 Subscription Agreement between the Parent and IWCL, such proceeds were used to purchase 12,000,000 Class 1 Interests in the Parent. Upon consummation of the Offering, all of the outstanding shares of IWCL held by the Parent were retired and cancelled, and IWCL became a member of the Parent.

4.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997, consists of the following (in thousands):

                                                         1996         1997
                                                        -------    ----------
Space system in service...............................  $    --    $1,624,120
Office equipment and furniture........................    3,113        13,920
Trade show booth......................................      826            --
Leasehold improvements................................      405         8,424
                                                        -------    ----------
                                                          4,344     1,646,464
Less-accumulated depreciation and amortization........   (2,279)     (120,138)
                                                        -------    ----------
Property and equipment, net...........................  $ 2,065    $1,526,326
                                                        =======    ==========

5.  DEBT

  Guaranteed Bank Facility

     On August 21, 1996, the Parent entered into a $750 million credit agreement with a group of banks led by The Chase Manhattan Bank, NA and Barclays Bank, PLC. On the same date, the Parent entered into the Guarantee Agreement whereby Motorola agreed to guarantee the entire $750 million commitment amount (the "Motorola Guarantee"). In connection with the Asset Drop-Down Transaction, the Parent's obligations under the Guaranteed Bank Facility were assigned to Iridium. The Guaranteed Bank Facility provides that Iridium may elect to borrow amounts at the then current short-term Eurodollar rate plus 1/4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). Iridium also pays a commitment fee of 1/10 of 1% on any unused portion of the $750 million credit facility. Interest rates on the Guaranteed Bank Facility ranged from 5.63% to 8.50% during 1997 and from 5.75% to 5.94% during 1996. On July 21, 1997, the commitment of the bank lenders under the Guaranteed Bank Facility was permanently

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reduced from $750 million to $655 million. On October 22, 1997, the commitment of the bank lenders under the Guaranteed Bank Facility was further permanently reduced to $450 million. Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility. The Guaranteed Bank Facility matures on June 30, 1999.

     Under the Guarantee Agreement, the Parent is required to issue warrants to Motorola to purchase up to 150,000 Class 1 Interests. As consideration for its guarantee, Motorola earns 82,500 warrants for each year the $750 million guarantee is outstanding. As a result of the permanent reductions in the Guaranteed Bank Facility, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility until maturity in June 1999 is 131,377 warrants to purchase approximately 9,853,275 Class 1 Interests. Warrants earned are issued to Motorola on a quarterly basis. Each warrant entitles Motorola to purchase 75 Class 1 Interests at an exercise price of $.01 per interest, subject to anti-dilution adjustments. The warrants may be exercised after five years from date of issuance and expire ten years from date of issuance. Motorola earned 29,836 and 64,518 warrants to purchase Class 1 Interests in accordance with the Guarantee Agreement during the years ended December 31, 1996 and 1997, respectively. The Parent recognized $25,719,000 and $55,615,000 as an expense to reflect the fair market value of the warrants earned by Motorola for the years ended December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, $505,000,000 and $210,000,000, respectively, was outstanding under the Guaranteed Bank Facility.

  Senior Secured Bank Line of Credit

     Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1 billion (the "Secured Bank Facility"), of which $250 million is not available for borrowings prior to the commercial activation date. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by the Reserve Capital Call and all of the Parent's membership interests in Iridium. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources. Borrowings under the Secured Bank Facility mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999 if it can demonstrate by July 1, 1998 that it has sufficient available or committed financing for its budgeted project costs through such extended maturity. At December 31, 1997, $350,000,000 was outstanding under the Secured Bank Facility.

  Notes Payable

     On July 16, 1997, the Parent, IWCL and Iridium Capital Corporation completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series A Notes and Series B Notes were assigned to Iridium. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The aggregate net proceeds received was approximately $746 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A and Series B Notes mature on July 15, 2005. The IWCL Warrants represent, in aggregate, the right to purchase 1,560,000 shares of Class A Common Stock of IWCL. The exercise price of each IWCL Warrant is $20.90 per share. The IWCL Warrants are exercisable at any time on or after one year from the date of the original issuance and expire on July 15, 2005. Concurrent with the issuance of IWCL Warrants in the High

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Yield Offering, the Parent issued to IWCL 1,560,000 LLC Interest Warrants, each exercisable for one Class 1 Interest at an exercise price of $20.90 per LLC Interest Warrant. IWCL and the Parent have agreed that one LLC Interest Warrant must be exercised upon the exercise of each IWCL Warrant. Approximately $17,113,000 of the proceeds of the High Yield Offering was allocated to the purchase price of the LLC Interest Warrants.

     On October 17, 1997, the Parent and Iridium Capital Corporation completed an offering of $300 million principal amount of 11 1/4% Senior Notes due 2005, Series C ("Series C Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series C Notes were assigned to Iridium. The Series C Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The net proceeds received were approximately $293 million. Interest on the Series C Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The Series C Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series C Notes mature on July 15, 2005.

     Notes payable, net of discounts, for the year ended December 31, 1997 consists of the following (in thousands):

                                                                 1997
                                                              ----------
13% Senior Notes due 2005, Series A.........................  $  276,439
14% Senior Notes due 2005, Series B.........................     477,849
11 1/4% Senior Notes due 2005, Series C.....................     300,000
                                                              ----------
                                                              $1,054,288
                                                              ==========

  Long-Term Debt Due to Members

     During 1996, the Parent sold units to certain of its members and their affiliates; each unit consisting of $1,000 principal amount at maturity 14 1/2% Senior Subordinated Discount Notes due 2006 (the "Notes") and one warrant to purchase 10.40775 Class 1 Interests, for aggregate proceeds of approximately $238,453,000. Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Notes were assigned to Iridium. The Notes are unsecured and are subordinate to all senior debt of Iridium. The Notes fully accrete to an aggregate face value of $480,150,000 on March 1, 2001 and mature on March 1, 2006. Each Note accrues cash interest at a rate of 14 1/2% per annum, payable semi-annually commencing on September 1, 2001. The Notes will be subject to redemption, at the option of Iridium, at any time on or after March 1, 2001. The warrants entitle the holder to purchase Class 1 Interests at an exercise price of $.01 per interest, are exercisable on March 1, 2001 and expire on March 1, 2006. The Parent recognized the estimated fair market value of these warrants of $31,761,000 as an addition to members' equity.

6.  INCOME TAXES

     From inception through July 29, 1996, Iridium, Inc. was subject to U.S. federal and state and local income taxes directly, and accordingly, recognized provisions for income taxes for U.S. federal and for all state and local jurisdictions. Subsequent to the merger of Iridium, Inc. into a limited liability company, the Parent is no longer subject to U.S. federal income tax directly; however, the Parent is subject to District of Columbia franchise taxes.

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Parent's provision for income taxes for the years ended December 31, 1995, 1996, and 1997 consists of the following (in thousands):

                                                    1995      1996      1997
                                                   ------    ------    ------
Current
  -- Federal.....................................  $1,258    $3,435    $   --
  -- State and Local.............................     426     1,154        --
Deferred
  -- Federal.....................................      --        --        --
  -- State and Local.............................      --        --        --
                                                   ------    ------    ------
                                                   $1,684    $4,589    $   --
                                                   ======    ======    ======

     The primary reconciling differences between income tax expense and the amount of tax benefit that would be expected to result by applying the Federal statutory rate of 35% to the loss before income taxes for the years ended December 31, 1995 and the period from January 1, 1996 to July 29, 1996 (the date of the merger of Iridium, Inc. into Iridium) relate primarily to the capitalization for tax purposes of certain start-up expenditures, and state and local taxes. The capitalization of start-up expenditures resulted in Iridium, Inc.'s only significant deferred tax asset of $19,944,000 at December 31, 1995, for which a 100% valuation allowance was established. Subsequent to the date of the merger of Iridium, Inc. into the Parent, the Parent recognizes deferred taxes for those jurisdictions for which the Parent is taxed directly, resulting in a deferred tax asset for capitalized start-up expenditures of $4,774,000 and $34,599,000 at December 31, 1996 and 1997, respectively, for which a 100% valuation allowance has been established.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

7.  TRANSACTIONS WITH MEMBERS

  Management Services Agreement

     In connection with the IWCL IPO, the Parent and IWCL entered into a Management Services Agreement. The Management Services Agreement was amended and restated in connection with the Asset Drop-Down Transaction to add Iridium as a party.

     Pursuant to the Management Services Agreement, the Parent has agreed to supervise and manage the day-to-day activities of Iridium. Among other things, the Parent is responsible for administering the following functions of Iridium: contract administration (including the Space System Contract, the TNDC and the O&M Contract), treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. The Parent similarly has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, the Parent is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. In addition, Parent has agreed to advance funds to IWCL in the event that IWCL does not have sufficient funds to pay income or similar taxes. The Parent does not receive fees or reimbursement from IWCL for its services to IWCL under the Management Services Agreement; however, the cost of such services provided to IWCL to date is not significant.

     In return for such services, Iridium has agreed to provide sufficient funds, on a cost reimbursable basis, to the Parent to enable the Parent to manage the business and operations of each of Iridium and IWCL,

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including payments of Parent's obligations to its employees, consultants and directors, and payments for Parent's office space and equipment, sales, general operating and administrative expenses, insurance and its obligations under certain contracts.

  Support Agreement

     Under a Support Agreement, Motorola provides certain general and administrative support to the Parent and its subsidiaries. On a cost reimbursable basis, Motorola has provided payroll processing and related benefits to the Parent employees, processed payments to certain contractors providing support to the Parent, and provided other administrative support. In connection with the Asset Drop-Down Transaction, the Parent assigned the Support Agreement to Iridium. The amounts and nature of such costs for the years ended December 31, 1995, 1996 and 1997 consist of the following (in thousands):

                                                        1995    1996    1997
                                                        ----    ----    ----
Consulting............................................  $603    $826    $643
Other.................................................     1      26       5
                                                        ----    ----    ----
                                                        $604    $852    $648
                                                        ====    ====    ====

     As of December 31, 1996, and 1997, the balance payable to Motorola under the Support Agreement was approximately $563,000 and $0, respectively.

  Space System Contract

     The Parent entered into the Space System Contract with Motorola to design, develop, produce and deliver the Space Segment component of the IRIDIUM System. In connection with the Asset Drop-Down Transaction, the Parent assigned the Space System Contract to Iridium. Under this fixed priced contract, Motorola will construct the space vehicles and place them into low-earth orbits for a contract price of $3.45 billion (subject to certain adjustments). The scheduled date of commencement of commercial operations is September 1998. For the years ended December 31, 1995, 1996, and 1997, $802 million, $836 million, and $577 million, respectively, was incurred under the Space System Contract. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1996 and 1997, the balance payable to Motorola under the Space System Contract was $100 million and $0, respectively.

     The aggregate fixed and determinable portion of all remaining obligations under the Space System Contract is $589 million expected to be payable in 1998.

  Terrestrial Network Development Contract

     The Parent entered into the Terrestrial Network Development Contract ("TNDC") with Motorola for an original amount of $160 million. In connection with the Asset Drop-Down Transaction, the Parent assigned the TNDC to Iridium. Under the TNDC, Motorola is designing and developing the terrestrial gateway hardware and software. The payments under the original contract are tied to the completion of milestones specified in the contract. During 1996, the TNDC was amended to obligate Motorola to provide additional services and support under the TNDC in exchange for an additional $18.9 million. In lieu of a cash payment for the $18.9 million from Iridium, the Parent may, at its election, issue 5,545 warrants to purchase Class 1 Interests to Motorola. The warrants, if issued, have an exercise price of $.01 and may be exercised beginning March 1, 2001 and will expire on March 1, 2006. During 1997, the TNDC was further amended to obligate Motorola to provide additional services and support bringing the total contract price of the TNDC to $284 million. Certain of the Parent's members will own the individual gateways and will have no obligation to

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Iridium or the Parent for any of the amounts due to Motorola under the TNDC. For the years ended December 31, 1996 and 1997, Iridium incurred $64 million and $74 million, respectively, under the TNDC. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets. As of December 31, 1996 and 1997, the balance payable to Motorola under the TNDC was $0 and $11 million, respectively.

     The aggregate fixed and determinable portion of all remaining obligations under the TNDC, assuming that all obligations are settled in cash, is as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
  1998....................................................  $139,405
  1999....................................................     6,000
                                                            --------
                                                            $145,405
                                                            ========

  Operations and Maintenance Contract

     To provide for the operations and maintenance of the space segment upon completion of the Space System Contract, the Parent entered into the Operations and Maintenance Contract ("O&M") with Motorola. In connection with the Asset Drop-Down Transaction, the Parent assigned the O&M contract to Iridium. This contract obligates Motorola for a period of five years after completion of the final milestone under the Space System Contract to operate the Space System, and to exert its best efforts to monitor, upgrade and replace hardware and software of the space segment (including the individual space vehicles) at specified levels, in exchange for specified quarterly payments. Such payments are expected to begin in 1998 and to aggregate approximately $2.88 billion. During 1996, a two-year option agreement was entered into for the extension of the O&M contract with Motorola after the completion of the initial five-year term. If such option is exercised, Iridium will be obligated to make quarterly payments expected to aggregate an additional $1.33 billion. Upon commencement of the O&M, Iridium will capitalize the portion of the costs incurred that pertain to hardware and software components of the space segment that extend its useful life. The portion of the costs of the O&M associated with day-to-day operations will be expensed as incurred. Assuming that commercial operations commence in September 1998, the aggregate fixed and determinable portion of all obligations under the O&M is expected to be as follows (in thousands):

                                                             AMOUNT
YEAR ENDING DECEMBER 31,                                   ----------
  1998...................................................  $  129,000
  1999...................................................     537,000
  2000...................................................     558,000
  2001...................................................     581,000
  2002...................................................     605,000
  2003...................................................     472,000
                                                           ----------
                                                           $2,882,000
                                                           ==========

  Gateway Owners Incentives

     The Parent has agreed to issue warrants to purchase 300,000 Class 1 Interests to each gateway owner whose specified gateway activities are completed on schedule, and warrants to purchase 7,500 Class 1 Interests for each $1 million of cumulative IRIDIUM System service revenue generated within 15 months of commercial activation, but in no event will warrants to purchase more than an aggregate of 9,165,000 Class 1 Interests be issued to all gateway owners. The warrants will have terms identical to those issued to Motorola

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

under the Guarantee Agreement (see Note 5). IWCL and Iridium LLC have executed a Share Issuance Agreement which provides that all net proceeds from future primary offerings of securities by IWCL will be invested in Class 1 Interests in Iridium LLC.

8.  EMPLOYEE BENEFITS

     The Parent has adopted a comprehensive performance incentive and retirement benefit package. The performance incentive program became effective in 1993, while the various retirement plans became effective on February 1, 1994.

  Incentive Programs

     The Parent has established short- and long-term incentive plans primarily based on employee performance. Effective December 31, 1995, the Parent terminated the long-term incentive plan. The remaining liability of the long-term incentive plan is approximately $2,426,000 and $1,738,000 as of December 31, 1996 and 1997, respectively, and is expected to be paid in 1999. Under these plans, the Parent incurred expenses of approximately $1,300,000, $1,252,000 and $3,412,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

  401(k) Employee Retirement Savings Plan

     The Parent adopted a 401(k) employee retirement savings plan in 1994 covering all employees. The Parent makes matching contributions to this qualified plan on behalf of participating employees up to 3% of employees' compensation. Employee contributions to the plan vest immediately. The Parent's contributions vest ratably over a seven-year period, including service credit for any prior employment with Motorola. Under this plan, the Parent has incurred approximately $161,000, $288,000, and $558,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

  Retirement Plans

     All employees of the Parent are covered by a non-contributory defined benefit retirement plan. Vesting in plan benefits generally occurs after five years. Benefits under the plan are based on years of credited service (including any prior employment with Motorola), age at retirement and the average earnings over the last four years. The plan is funded annually in accordance with the Employee Retirement Income Security Act of 1974.

     In early 1995, the Parent adopted a non-qualified defined benefit plan covering employees earnings in excess of the maximum amounts which may be considered under the qualified plan, excluding those executives participating in the supplemental executive plans described below, who also participate in the qualified defined benefit plan.

  Supplemental Executive Plans

     The Parent maintains a non-qualified defined benefit plan for selected senior officers. Vesting in these plans generally occurs upon the attainment of age 55 with five years of service. Benefits under these plans are based on average annual compensation prior to retirement. The Parent has also agreed to provide for the payment of certain taxes associated with plan benefits. The supplemental executive plans are not funded. The net periodic pension cost recognized under the plans was approximately $1,256,000, $1,925,000, and $2,420,000 for the years ended December 31, 1995, 1996, and 1997, respectively. For the years ended December 31, 1996 and 1997, the amounts provided to cover taxes associated with the plan benefits were $736,000 and $693,000, respectively. In addition, the Parent recorded an additional minimum pension liability

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjustment of $332,000 and $90,000 for the years ended December 31, 1996 and 1997, respectively, for its non-qualified plans. The additional minimum pension liability is included as a reduction to members' equity.

  Summary of Defined Benefit Plans

     Pension cost for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1995, 1996 and 1997, are as follows (in thousands):

                                             1995                        1996                        1997
                                   -------------------------   -------------------------   -------------------------
                                   QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED
                                   ---------   -------------   ---------   -------------   ---------   -------------
Service Cost.....................    $372          $377          $789         $  438        $1,292        $  512
Interest cost on projected
  benefit obligation.............      70           246           133            339           206           285
Actual return on assets..........     (66)           --           (82)            --          (138)           --
Amortization of actuarial loss...      --            --            --             51            --             6
Amortization of transition
  obligation.....................      19           238            19            238            19           238
                                     ----          ----          ----         ------        ------        ------
Net periodic cost................    $395          $861          $859         $1,066        $1,379        $1,041
                                     ====          ====          ====         ======        ======        ======

     The following table describes the funded status of the plans at December 31, 1996 and 1997 (in thousands). The actuarial calculations were determined by the Parent's consulting actuaries:

                                                          1996                          1997
                                               --------------------------    --------------------------
                                               QUALIFIED    NON-QUALIFIED    QUALIFIED    NON-QUALIFIED
                                               ---------    -------------    ---------    -------------
Accumulated present value of obligations:
Accumulated benefit obligation, including
  vested benefits............................   $(1,828)       $(2,746)       $(3,334)       $(2,269)
                                                =======        =======        =======        =======
Projected benefit obligation for service
  rendered to date...........................   $(2,554)       $(5,179)       $(4,722)       $(5,039)
Plan assets at fair value....................     1,931             --          3,757             --
                                                -------        -------        -------        -------
Projected benefit obligation in excess of
  plan assets................................      (623)        (5,179)          (965)        (5,039)
Unrecognized transition obligation...........       320          2,360            302          2,123
Unrecognized net (gain) loss.................      (227)           609            118            870
                                                -------        -------        -------        -------
Accrued pension cost.........................      (530)        (2,210)          (545)        (2,046)
Adjustment required to recognize minimum
  liability..................................        --           (733)            --           (643)
                                                -------        -------        -------        -------
Pension liability............................   $  (530)       $(2,943)       $  (545)       $(2,689)
                                                =======        =======        =======        =======
Actuarial assumptions:
Discount rate................................       7.5%           7.5%             7%             7%
Long-term rate of return.....................         8%             8%             8%             8%
Salary increases.............................         5%           7.5%             5%           7.5%

  Option Plan of Iridium LLC

     The Parent has established a plan under which executive officers and managers of the Parent are awarded options to purchase Class A Common Stock (the "Option Plan") of IWCL. The Option Plan covers 2,625,000 shares of Class A Common Stock of IWCL. The Option Plan also permits the award of stock appreciation rights in connection with any grant of options. As of December 31, 1997, options covering 2,004,556 shares of Class A Common Stock of IWCL had been granted. As of that date, no stock appreciation

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

awards had been granted. The right to exercise the options vests, pro rata, over a period of five years. Pursuant to the Share Issuance Agreement, IWCL has agreed that upon the exercise of any options, it will issue to the Parent, for delivery to an exercising option holder, the number of shares of Class A Common Stock of IWCL covered by the exercised options and the Parent has agreed to simultaneously deliver to IWCL a like number of Class 1 Interests, subject to anti-dilution adjustments. The exercise price of the option will be paid to the Parent and will represent payment for the Class A Common Stock by the exercising option holder and for the Class 1 Interests by IWCL.

     As of December 31, 1996 and 1997, 2,625,000 Class 1 Interests have been reserved for issuance to IWCL in connection with the Option Plan. As permitted by Statement 123, the Parent applies the intrinsic value method in accounting for compensation cost under this plan. Accordingly, no compensation expense is recognized for options to acquire Class A Common Stock of IWCL granted at an exercise price equal to or exceeding the fair market value as of the date of grant. For the year ended December 31, 1997, the Parent recognized $152,000 in compensation expense for options to acquire Class A Common Stock of IWCL granted at an exercise price that was below fair market value at the date of grant. Had compensation cost been determined consistent with the fair value method of Statement 123, the Parent's net loss and net loss per Class 1 Interest would have been increased to the pro forma amounts indicated below (in thousands except per interest data) for the years ended December 31, 1996 and 1997:

                                                          1996        1997
                                                        --------    ---------
Net loss
  As reported.........................................  $(73,598)   $(293,553)
  Pro forma...........................................   (74,172)    (296,132)
Net loss per Class 1 Interest
  As reported.........................................  $    .64    $    2.25
  Pro forma...........................................       .65         2.27

     During 1996 and 1997, the fair value of options granted are estimated on the dates of the grants using the Black-Scholes Option Pricing Model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility of 45%, risk-free interest rates from 5.97% to 6.76%, and expected life of five years. The effects on compensation cost as determined under Statement 123 on net loss in 1996 and 1997 may not be representative of the effects on pro forma net income (loss) for future periods. The weighted-average contractual life for options outstanding at December 31, 1996 and 1997 was 9.39 and 8.92 years, respectively.

     A summary of the Parent's stock option activity, and related information for the years ended December 31, 1996 and 1997 follows:

                                                    1996                     1997
                                            ---------------------    ---------------------
                                                         WEIGHTED                 WEIGHTED
                                            INTERESTS    AVERAGE     INTERESTS    AVERAGE
                                              UNDER      EXERCISE      UNDER      EXERCISE
                                             OPTION       PRICE       OPTION       PRICE
                                            ---------    --------    ---------    --------
Outstanding -- beginning of year..........        --          --       729,750     $13.33
  Granted.................................   729,750      $13.33     1,309,775      14.24
  Exercised...............................        --          --        (3,262)     13.33
  Forfeited...............................        --          --       (31,707)     13.33
                                             -------      ------     ---------     ------
Outstanding -- end of year................   729,750      $13.33     2,004,556     $13.92
                                             =======      ======     =========     ======
Options exercisable at end of year........        --          --       397,145     $13.33
Weighted-average fair value of options
  granted during the year.................     $6.50                     $8.35

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The range of exercise prices of options outstanding at December 31, 1997 was $13.33 to $52.50.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments as of December 31, 1996 and 1997 (in thousands):

                                               1996                      1997
                                       --------------------    ------------------------
                                       CARRYING      FAIR       CARRYING        FAIR
                                        AMOUNT      VALUE        AMOUNT        VALUE
                                       --------    --------    ----------    ----------
Bank facilities......................  $505,000    $505,000    $  560,000    $  560,000
Long-term debt due to Members........   230,904     230,904       273,302       273,302
Senior Notes, Series A, B, and C.....        --          --     1,054,288     1,156,000

     The fair value of long-term debt is estimated based on the current rates offered for similar debt. The carrying amounts of due from affiliates and accounts payable and accrued expenses approximate their fair market value as of December 31, 1996 and 1997 because of the relatively short duration of these assets.

10.  OPERATING LEASE COMMITMENTS

     The Parent leases its corporate headquarters office space and other office space and equipment under non-cancelable operating lease agreements. The initial lease term for the corporate headquarters office space is seven years. Future minimum payments under all operating lease arrangements are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                     AMOUNT
------------------------                                     -------
  1998.....................................................  $ 8,417
  1999.....................................................    8,459
  2000.....................................................    8,440
  2001.....................................................    5,755
  2002.....................................................    4,951
  2003 and beyond..........................................    7,985
                                                             -------
                                                             $44,007
                                                             =======

     Rental expense under operating leases for the years ended December 31, 1995, 1996, and 1997 was approximately $1,025,000, $1,194,000, and $7,821,000, respectively.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     In thousands, except member interest data:

     The following is a summary of results of operations for each of the fiscal quarters during 1995:

                                        FIRST     SECOND      THIRD     FOURTH      TOTAL
                                       QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                       -------    -------    -------    -------    -------
Operating expenses...................  $5,753     $6,083     $5,911     $9,440     $27,187
Net loss.............................   4,528      5,033      5,092      8,992      23,645
Net loss applicable to Class 1
  Interests..........................   4,528      5,033      5,092      8,992      23,645
Net loss per Class 1 Interest........    0.07       0.07       0.06       0.09        0.27

                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of results of operations for each of the fiscal quarters during 1996:

                                     FIRST     SECOND      THIRD     FOURTH      TOTAL
                                    QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                    -------    -------    -------    -------    -------
Operating expenses................  $8,410     $10,321    $19,621    $33,052    $71,404
Net loss..........................   7,663       9,840     24,232     31,863     73,598
Net loss applicable to Class 1
  Interests.......................   7,663      10,679     25,812     33,096     77,250
Net loss per Class 1 Interest.....    0.07        0.09       0.21       0.28       0.64

     The following is a summary of results of operations for each of the fiscal quarters during 1997:

                                  FIRST     SECOND      THIRD      FOURTH      TOTAL
                                 QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                 -------    -------    -------    --------    --------
Operating expenses.............  $36,054    $48,414    $84,997    $127,133    $296,598
Net loss.......................   35,928     47,926     84,095     125,604     293,553
Net loss applicable to Class 1
  Interests....................   37,602     49,242     85,412     127,000     299,256
Net loss per Class 1
  Interest.....................     0.31       0.40       0.60        0.90        2.25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Member
Iridium Operating LLC and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Iridium Operating LLC and subsidiaries (a wholly-owned subsidiary of Iridium LLC) (a development stage limited liability company) as of December 31, 1997 and 1996, and the related consolidated statements of loss, member's equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iridium Operating LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

McLean, Virginia
January 16, 1998

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    1,889    $    5,940
  Restricted Cash (Note 2)..................................          --       350,220
  Due from affiliates.......................................       3,476        13,604
  Prepaid expenses and other current assets.................       7,154         6,612
                                                              ----------    ----------
          Total current assets..............................      12,519       376,376
Property and equipment, net (Note 4)........................       2,065     1,526,326
System under construction (Note 7)..........................   2,388,320     1,625,054
Other assets (Note 2).......................................      31,177       114,831
                                                              ----------    ----------
          Total assets......................................  $2,434,081    $3,642,587
                                                              ==========    ==========
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   17,937    $  106,794
  Accounts payable to Parent's Members (Note 7).............     100,563        10,601
  Bank facilities, current portion (Note 5).................          --       350,000
                                                              ----------    ----------
          Total current liabilities.........................     118,500       467,395
Bank facilities, net of current portion (Note 5)............     505,000       210,000
Long-term debt due to Parent's Members (Note 5).............     230,904       273,302
Notes payable, $1,100,000 principal amount (Note 5).........          --     1,054,288
Other liabilities (Note 8)..................................       7,648         6,065
                                                              ----------    ----------
          Total liabilities.................................     862,052     2,011,050
                                                              ----------    ----------
Commitments and Contingencies (Notes 1, 3, 5, 7, 8 and 10)
Member's equity (Notes 1 and 3):
  Member's Interest.........................................   1,706,602     2,059,421
  Deficit accumulated during the development stage..........    (133,840)     (427,241)
  Adjustment for minimum pension liability (Note 8).........        (733)         (643)
                                                              ----------    ----------
          Total member's equity.............................   1,572,029     1,631,537
                                                              ----------    ----------
          Total liabilities and member's equity.............  $2,434,081    $3,642,587
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSS
                                 (IN THOUSANDS)

                                                                                   PERIOD FROM
                                                YEAR ENDED DECEMBER 31,           JUNE 14, 1991
                                             ------------------------------    (INCEPTION) THROUGH
                                              1995       1996        1997       DECEMBER 31, 1997
                                             -------    -------    --------    -------------------
OPERATING EXPENSES
  Sales, general and administrative (Notes
     5, 7, 8 and 10).......................  $26,436    $70,730    $177,322         $313,149
  Depreciation and amortization............      751        674     119,124          121,429
                                             -------    -------    --------         --------
          Total operating expenses.........   27,187     71,404     296,446          434,578
OTHER INCOME
  Interest income..........................    5,226      2,395       3,045           15,308
                                             -------    -------    --------         --------
Loss before provision for income taxes.....   21,961     69,009     293,401          419,270
Provision for income taxes (Note 6)........    1,684      4,589          --            7,971
                                             -------    -------    --------         --------
Net loss...................................  $23,645    $73,598    $293,401         $427,241
                                             =======    =======    ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)

              CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                           ADJUSTMENT      DEFICIT
                                                              FOR        ACCUMULATED
                                              MEMBER'S      MINIMUM      DURING THE
                                              INTEREST      PENSION      DEVELOPMENT
                                               AMOUNT      LIABILITY        STAGE         TOTAL
                                             ----------    ----------    -----------    ----------
Inception June 14, 1991....................  $       --     $    --       $      --     $       --
Net loss...................................          --          --            (757)          (757)
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1991.................          --          --            (757)          (757)
Net loss...................................          --          --          (8,773)        (8,773)
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1992.................          --          --          (9,530)        (9,530)
Net loss...................................          --          --          (5,309)        (5,309)
                                             ----------     -------       ---------     ----------
BALANCE, July 29, 1993.....................          --          --         (14,839)       (14,839)
Contributions by Parent....................     316,071          --              --        316,071
Net loss...................................          --          --          (6,924)        (6,924)
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1993.................     316,071          --         (21,763)       294,308
Contributions by Parent....................     516,339          --              --        516,339
Net loss...................................          --          --         (14,834)       (14,834)
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1994.................     832,410          --         (36,597)       795,813
Contributions by Parent....................     633,507          --              --        633,507
Net loss...................................          --          --         (23,645)       (23,645)
Adjustment for minimum pension liability...          --      (1,065)             --         (1,065)
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1995.................   1,465,917      (1,065)        (60,242)     1,404,610
Contributions by Parent....................     240,685          --              --        240,685
Net loss...................................          --          --         (73,598)       (73,598)
Adjustment for minimum pension liability...          --         332              --            332
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1996.................   1,706,602        (733)       (133,840)     1,572,029
Contributions by Parent....................     352,819          --              --        352,819
Net loss...................................          --          --        (293,401)      (293,401)
Adjustment for minimum pension liability...          --          90              --             90
                                             ----------     -------       ---------     ----------
BALANCE, December 31, 1997.................  $2,059,421     $  (643)      $(427,241)    $1,631,537
                                             ==========     =======       =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            PERIOD FROM
                                                        YEAR ENDED DECEMBER 31,            JUNE 14, 1991
                                                   ----------------------------------   (INCEPTION) THROUGH
                                                     1995        1996         1997       DECEMBER 31, 1997
                                                   ---------   ---------   ----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................  $ (23,645)  $ (73,598)  $ (293,401)      $  (427,241)
  Adjustments to reconcile net loss to net cash
    used in operating activities --
    Depreciation and amortization................        751         674      119,124           121,429
    Expense recognized for warrants issued in
      connection with debt guarantee.............         --      25,719       55,615            81,334
    Loss on disposal of assets...................         --          --           87                87
    Changes in assets and liabilities:
      Decrease (Increase) in prepaid expenses and
         other current assets....................       (171)     (6,281)         542            (6,612)
      Increase in due from affiliates............         --      (3,476)     (10,128)          (13,604)
      Increase in other assets...................     (1,633)     (4,079)      (2,286)          (18,659)
      Increase in accounts payable and accrued
         expenses................................      1,586      12,968       30,857            48,794
      (Decrease) Increase in other liabilities...      2,126       2,739       (1,493)            5,985
                                                   ---------   ---------   ----------       -----------
         Net cash used in operating activities...    (20,986)    (45,334)    (101,083)         (208,487)
                                                   ---------   ---------   ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............       (493)     (1,475)     (18,885)          (23,255)
  Additions to system under construction.........   (762,000)   (900,757)    (842,678)       (3,091,435)
                                                   ---------   ---------   ----------       -----------
         Net cash used in investing activities...   (762,493)   (902,232)    (861,563)       (3,114,690)
                                                   ---------   ---------   ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of Parent's Class 1
    and Class 2 Interests........................    633,514     183,205      283,191         1,932,319
  Net proceeds from issuance of senior notes and
    warrants.....................................         --     238,453    1,039,189         1,277,642
  Borrowings under guaranteed bank line of
    credit.......................................         --     505,000      655,000         1,160,000
  Payments under guaranteed bank line of
    credit.......................................         --          --     (950,000)         (950,000)
  Borrowings under senior secured line of
    credit.......................................         --          --      350,000           350,000
  Restricted cash................................         --          --     (350,220)         (350,220)
  Deferred financing costs.......................     (1,094)    (28,535)     (57,363)          (87,524)
  Transfer to Parent.............................         --          --       (3,100)           (3,100)
                                                   ---------   ---------   ----------       -----------
         Net cash provided by financing
           activities............................    632,420     898,123      966,697         3,329,117
                                                   ---------   ---------   ----------       -----------
Increase (decrease) in cash and cash
  equivalents....................................   (151,059)    (49,443)       4,051             5,940
CASH AND CASH EQUIVALENTS, beginning of period...    202,391      51,332        1,889                --
                                                   ---------   ---------   ----------       -----------
CASH AND CASH EQUIVALENTS, end of period.........  $  51,332   $   1,889   $    5,940       $     5,940
                                                   =========   =========   ==========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of Iridium LLC (the "Parent") is devoting its present efforts to developing and commercializing a global wireless system -- the Iridium(R) Communications System (the "IRIDIUM System") -- that will enable subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill.

     Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL") (See Note 3), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of December 31, 1997, before considering unexercised warrants held by Motorola.

     On July 29, 1996, the Parent was formed as a limited liability company, under the terms and conditions of the limited liability agreement ("LLC Agreement"), pursuant to the provisions of the Delaware limited liability company act. Also on July 29, 1996, Iridium, Inc. was merged with and into the Parent, with the Parent as the surviving entity. Concurrent with the merger, all shares of Common Stock of Iridium, Inc. were exchanged for Class 1 membership interests in the Parent ("Class 1 Interests").

     On December 18, 1997, the Parent entered into an asset drop-down transaction ("the Asset Drop-Down Transaction") with Iridium Operating LLC ("Iridium"), a newly formed wholly-owned subsidiary of the Parent. Pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of the Parent were transferred to Iridium, including, without limitation, all liabilities with respect to the outstanding 13% Senior Notes due 2005, Series A and 14% Senior Notes due 2005, Series B and the 11 1/4% Senior Notes due 2005, Series C (collectively, the "Senior Notes"). Pursuant to the indentures relating to the Senior Notes, Iridium has been substituted for the Parent, and the Parent has been released from all obligations under the indentures relating to the Senior Notes. All assets and liabilities were transferred to Iridium at the Parent's carrying value. Accordingly, unless otherwise specified, references within these notes to Iridium that relate to any action prior to the date of the Asset Drop-Down Transaction should be construed as references to Parent, as predecessor of Iridium. As a result of the Asset Drop-Down Transaction, the Parent's only significant asset is its investment in Iridium.

     Iridium has contracted with Motorola to design, develop, produce and deliver into orbit the space segment component of the IRIDIUM System. The scheduled date for delivery of the $3.45 billion space segment is in 1998. Iridium plans to begin its commercial operations in September 1998. During 1997, 46 of the 66 satellites in the IRIDIUM System were successfully placed in orbit.

     The Iridium Communications System is subject to regulation by the Federal Communications Commission ("FCC"), and by foreign administrations and regulatory bodies. On January 31, 1995, Motorola obtained a license from the FCC to construct, launch and operate the IRIDIUM System, subject to certain conditions.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Iridium and its wholly-owned subsidiaries, Iridium Capital Corporation, Iridium Roaming LLC and Iridium IP LLC. All significant intercompany transactions have been eliminated.

     The accompanying consolidated financial statements present the financial position and results of operations of Iridium for all prior periods as if the Asset Drop-Down Transaction with Iridium had occurred as of June 14, 1991 (inception).

  Development Stage Enterprise

     Iridium is currently devoting its entire efforts to establishing and commercializing the IRIDIUM System. Accordingly, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations.

  Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Iridium considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Restricted Cash

     Restricted cash consists of the first stage of borrowing under the $1 billion secured credit facility with a syndicate of lenders, led by Chase Securities, Inc., and Barclays Capital, a division of Barclays Bank PLC. The funds are restricted subject to Iridium meeting specified milestones.

  Property and Equipment

     Property and equipment is carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellites in service.................  5 years
Furniture, fixtures and equipment.....  5 years
Leasehold improvements................  Shorter of 5 years or remaining lease term

     The costs of constructing and placing satellites into service are capitalized. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  System Under Construction

     System under construction includes all costs incurred related to the construction of the space and ground components of the IRIDIUM System. Depreciation expense is recognized on a satellite-by-satellite basis as the satellites are placed into service following delivery of each satellite to its mission orbit. Depreciation related to the ground control stations will commence with the placement in service of each such station.

     Interest costs incurred during the construction of the IRIDIUM System are capitalized. Total interest cost incurred and capitalized for the years ended December 31, 1996 and 1997 was approximately $28,127,000 and $163,747,000, respectively. Interest paid for the years ended December 31, 1996 and 1997 was approximately $1,485,000 and $30,191,000, respectively. No interest was incurred, paid or capitalized for the year ended December 31, 1995.

     During 1996, Iridium adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the undiscounted net cash flows associated with the asset are less than the asset's carrying amount. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair market value. The adoption of Statement 121 did not have a material impact on Iridium's results of operations for the years ended December 31, 1996 and 1997.

  Deferred Financing Costs

     All costs incurred in connection with securing debt financing have been deferred and are amortized over the terms of the related debt in a manner that approximates the effective yield method. Costs for future debt financing are also deferred and are included in other non-current assets in the accompanying consolidated balance sheets. Total deferred financing costs are approximately $30,200,000 and $113,394,000 at December 31, 1996 and 1997, respectively.

     During October 1995, the Parent withdrew an intended public offering of certain subordinated debt financing. Accordingly, approximately $3,200,000 of deferred costs associated with the intended financing were written off. Such costs are included in operating expenses in the accompanying consolidated statement of loss for the year ended December 31, 1995.

  Income Taxes

     Iridium files its Federal and state income tax returns as a member of the consolidated returns of the Parent. Iridium, Inc. was subject to Federal, state and local income taxes directly. As a result of the merger of Iridium, Inc. with and into the Parent, the Parent became a limited liability company. As a limited liability company, the Parent and Iridium are no longer subject to U. S. federal income tax directly. Rather, each member in Iridium is subject to U.S. federal income taxation based on its ratable portion of Iridium's income or loss. However, Iridium's primary operations are in the District of Columbia which does not recognize the limited liability status for tax purposes. Accordingly, Iridium is subject to District of Columbia franchise taxes directly. Iridium recognizes its provision for income taxes under the asset and liability method as if it filed its income tax returns on a separate basis. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which these

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  New Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Iridium is required to adopt the provisions of Statement 130 for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption of Statement 130, Iridium will be required to reclassify previously reported annual and interim consolidated financial statements. The disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of Iridium's consolidated financial statements as currently and previously reported.

  Reclassifications

     Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

3.  MEMBER'S EQUITY

     The sole member of Iridium is the Parent and the Parent holds all outstanding membership interests in Iridium. The limited liability company agreement of Iridium provides that the members of the Parent may manage Iridium only through their designated directors and have no authority in their capacity as members to act on the behalf of Iridium. Parent is generally not liable for the debts, obligations or liabilities of Iridium.

     Parent is entitled to receive dividends, as and when declared by the Iridium Board of Directors, in its discretion. In the event that Parent is required by the terms of the Parent's Limited Liability Agreement to declare or pay a dividend to its members, Iridium is required to declare and pay a dividend to the Parent in the same amount. Parent is currently required to declare and pay a dividend sufficient to assure that each non-U.S. Class 1 Member of Parent receives and amount at least equal to the amount of such member's U.S. federal, state and local income tax liability resulting from allocations of Parent's taxable income to such member. Iridium is presently restricted by the terms of certain of its debt obligations from declaring or paying dividends to the Parent in amounts in excess of those required to be made to the Parent.

     Parent is generally not liable for the debts, obligations or liabilities of Iridium.

4.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997, consists of the following (in thousands):

                                                         1996         1997
                                                        -------    ----------
Space system in service...............................  $    --    $1,624,120
Office equipment and furniture........................    3,113        13,920
Trade show booth......................................      826            --
Leasehold improvements................................      405         8,424
                                                        -------    ----------
                                                          4,344     1,646,464
Less -- accumulated depreciation and amortization.....   (2,279)     (120,138)
                                                        -------    ----------
Property and equipment, net...........................  $ 2,065    $1,526,326
                                                        =======    ==========

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  DEBT

  Guaranteed Bank Facility

     On August 21, 1996, the Parent entered into a $750 million credit agreement with a group of banks led by The Chase Manhattan Bank, NA and Barclays Bank, PLC. On the same date, the Parent entered into the Guarantee Agreement whereby Motorola agreed to guarantee the entire $750 million commitment amount (the "Motorola Guarantee"). In connection with the Asset Drop-Down Transaction, the Parent's obligations under the Guaranteed Bank Facility were assigned to Iridium. The Guaranteed Bank Facility provides that Iridium may elect to borrow amounts at the then current short-term Eurodollar rate plus 1/4% or at the then current Base Rate (generally, the higher of the Federal Funds Rate as established by the Federal Reserve Bank of New York plus 0.50% or The Chase Manhattan Bank's prime commercial lending rate). Iridium also pays a commitment fee of 1/10 of 1% on any unused portion of the $750 million credit facility. Interest rates on the Guaranteed Bank Facility ranged from 5.63% to 8.50 % during 1997 and from 5.75% to 5.94% during 1996. On July 21, 1997, the commitment of the bank lenders under the Guaranteed Bank Facility was permanently reduced from $750 million to $655 million. On October 22, 1997, the commitment of the bank lenders under the Guaranteed Bank Facility was further permanently reduced to $450 million. Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility. The Guaranteed Bank Facility matures on June 30, 1999.

     Under the Guarantee Agreement, the Parent is required to issue warrants to Motorola to purchase up to 150,000 Class 1 Interests. As consideration for its guarantee, Motorola earns 82,500 warrants for each year the $750 million guarantee is outstanding. As a result of the permanent reductions in the Guaranteed Bank Facility, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility until maturity in June 1999 is 131,377 warrants to purchase approximately 9,853,275 Class 1 Interests of Parent. Warrants earned are issued to Motorola on a quarterly basis. Each warrant entitles Motorola to purchase 75 Class 1 Interests at an exercise price of $.01 per interest, subject to anti-dilution adjustments. The warrants may be exercised after five years from date of issuance and expire ten years from date of issuance. Motorola earned 29,836 and 64,518 warrants to purchase Class 1 Interests in accordance with the Guarantee Agreement during the years ended December 31, 1996 and 1997, respectively. Iridium recognized $25,719,000 and $55,615,000 as an expense in the accompanying consolidated statements of operations to reflect the fair market value of the warrants earned by Motorola for the years ended December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, $505,000,000 and $210,000,000, respectively, was outstanding under the Guaranteed Bank Facility.

  Senior Secured Bank Line of Credit

     Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1 billion (the "Secured Bank Facility"), of which $250 million is not available for borrowings prior to the commercial activation date. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by a $243 million Reserve Capital Call of the members of Parent and all of the Parent's membership interests in Iridium. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the IRIDIUM System, conditions relating to regulatory approvals and conditions relating to other financing sources. Borrowings under the Secured Bank Facility mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999 if it can demonstrate by July 1, 1998 that it has sufficient available or committed financing for its budgeted project costs through such extended maturity. At December 31, 1997, $350,000,000 was outstanding under the Secured Bank Facility.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Notes Payable

     On July 16, 1997, the Parent, IWCL and Iridium Capital Corporation completed an offering (the "High Yield Offering") of (i) 300,000 units, each consisting of $1,000 principal amount of 13% Senior Notes due 2005, Series A ("Series A Notes"), and one IWCL Warrant representing the right to purchase 5.2 shares of Class A Common Stock of IWCL, and (ii) $500 million aggregate principal amount of 14% Senior Notes due 2005, Series B ("Series B Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series A Notes and Series B Notes were assigned to Iridium. The Series A Notes and Series B Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The aggregate net proceeds received was approximately $746 million. Interest on the Series A Notes and Series B Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series A and Series B Notes mature on July 15, 2005.

     On October 17, 1997, the Parent and Iridium Capital Corporation completed an offering of $300 million principal amount of 11 1/4% Senior Notes due 2005, Series C ("Series C Notes"). Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Series C Notes were assigned to Iridium. The Series C Notes are guaranteed by Iridium Roaming LLC and Iridium IP LLC. The net proceeds received were approximately $293 million. Interest on the Series C Notes is payable in cash semi-annually on January 15th and July 15th of each year, commencing on January 15, 1998. The Series C Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series C Notes mature on July 15, 2005.

     Notes payable, net of discounts, for the year ended December 31, 1997 consists of the following (in thousands):

                                                                 1997
                                                              ----------
13% Senior Notes due 2005, Series A.........................  $  276,439
14% Senior Notes due 2005, Series B.........................     477,849
11 1/4% Senior Notes due 2005, Series C.....................     300,000
                                                              ----------
                                                              $1,054,288
                                                              ==========

  Long-Term Debt Due to Members of the Parent

     During 1996, the Parent sold units to certain of its members and their affiliates; each unit consisting of $1,000 principal amount at maturity 14 1/2% Senior Subordinated Discount Notes due 2006 (the "Notes") and one warrant to purchase 10.40775 Class 1 Interests of the Parent, for aggregate proceeds of approximately $238,453,000. Concurrent with the Asset Drop-Down Transaction, the Parent's obligations under the Notes were assigned to Iridium. The Notes are unsecured and are subordinate to all senior debt of Iridium. The Notes fully accrete to an aggregate face value of $480,150,000 on March 1, 2001 and mature on March 1, 2006. Each Note accrues cash interest at a rate of 14 1/2% per annum, payable semi-annually commencing on September 1, 2001. The Notes will be subject to redemption, at the option of Iridium, at any time on or after March 1, 2001.

6.  INCOME TAXES

     From inception through July 29, 1996, Iridium, Inc. was subject to U.S. federal and state and local income taxes directly, and accordingly, recognized provisions for income taxes for U.S. federal and for all state and local jurisdictions. Subsequent to the merger of Iridium, Inc. into a limited liability company, the Parent

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and Iridium are no longer subject to U.S. federal income tax directly; however, Iridium is subject to District of Columbia franchise taxes.

     Iridium's provision for income taxes for the years ended December 31, 1995, 1996, and 1997 consists of the following (in thousands):

                                                    1995      1996      1997
                                                   ------    ------    ------
Current
  -- Federal.....................................  $1,258    $3,435    $   --
  -- State and Local.............................     426     1,154        --
Deferred
  -- Federal.....................................      --        --        --
  -- State and Local.............................      --        --        --
                                                   ------    ------    ------
                                                   $1,684    $4,589    $   --
                                                   ======    ======    ======

     The primary reconciling differences between income tax expense and the amount of tax benefit that would be expected to result by applying the Federal statutory rate of 35% to the loss before income taxes for the years ended December 31, 1995 and the period from January 1, 1996 to July 29, 1996 (the date of the merger of Iridium, Inc. into the Parent) relate primarily to the capitalization for tax purposes of certain start-up expenditures, and state and local taxes. The capitalization of start-up expenditures resulted in Iridium Inc.'s only significant deferred tax asset of $19,944,000 at December 31, 1995, for which a 100% valuation allowance was established. Subsequent to the date of the merger of Iridium, Inc. into the Parent, deferred taxes are recognized for those jurisdictions for which the Parent and Iridium are taxed directly, resulting in a deferred tax asset for capitalized start-up expenditures of $4,774,000 and $34,599,000 at December 31, 1996 and 1997, respectively, for which a 100% valuation allowance has been established.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented in making this assessment.

7.  TRANSACTIONS WITH MEMBERS OF THE PARENT

  Management Services Agreement

     In connection with the IWCL IPO, the Parent and IWCL entered into a Management Services Agreement. The Management Services Agreement was amended and restated in connection with the Asset Drop-Down Transaction to add Iridium as a party.

     Pursuant to the Management Services Agreement, the Parent has agreed to supervise and manage the day-to-day activities of Iridium. Among other things, the Parent is responsible for administering the following functions of Iridium: contract administration (including the Space System Contract, the TNDC and the O&M Contract), treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. The Parent similarly has agreed to supervise and manage the day-to-day operations of IWCL. Among other things, the Parent is responsible for administering the following functions of IWCL: treasury, accounting, legal, tax, insurance, licenses and permits and securities law compliance. In addition, Parent has agreed to advance funds to IWCL in the event that IWCL does not have sufficient funds to pay income or similar taxes. The Parent does not receive fees or reimbursement from IWCL for its services to IWCL under

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Management Services Agreement; however, the cost of such services provided to IWCL to date is not significant.

     In return for such services, Iridium has agreed to provide sufficient funds, on a cost reimbursable basis, to the Parent to enable the Parent to manage the business and operations of each of Iridium and IWCL, including payments of Parent's obligations to its employees, consultants and directors, and payments for Parent's office space and equipment, sales, general operating and administrative expenses, insurance and its obligations under certain contracts.

  Support Agreement

     Under a Support Agreement, Motorola provides certain general and administrative support to the Parent, Iridium and its subsidiaries. On a cost reimbursable basis, Motorola has provided payroll processing and related benefits to the Parent employees, processed payments to certain contractors providing support to the Parent and Iridium, and provided other administrative support. In connection with the Asset Drop-Down Transaction, the Parent assigned the Support Agreement to Iridium. The amounts and nature of such costs for the years ended December 31, 1995, 1996 and 1997 consist of the following (in thousands):

                                                        1995    1996    1997
                                                        ----    ----    ----
Consulting............................................  $603    $826    $643
Other.................................................     1      26       5
                                                        ----    ----    ----
                                                        $604    $852    $648
                                                        ====    ====    ====

     As of December 31, 1996, and 1997, the balance payable to Motorola under the Support Agreement was approximately $563,000 and $0, respectively.

  Space System Contract

     The Parent entered into the Space System Contract with Motorola to design, develop, produce and deliver the Space Segment component of the IRIDIUM System. In connection with the Asset Drop-Down Transaction, the Parent assigned the Space System Contract to Iridium. Under this fixed priced contract, Motorola will construct the space vehicles and place them into low-earth orbits for a contract price of $3.45 billion (subject to certain adjustments). The scheduled date of commencement of commercial operations is September 1998. For the years ended December 31, 1995, 1996, and 1997, $802 million, $836 million, and $577 million, respectively, was incurred under the Space System Contract. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets and are transferred to property and equipment as the underlying assets are placed into service. As of December 31, 1996 and 1997, the balance payable to Motorola under the Space System Contract was $100 million and $0, respectively.

     The aggregate fixed and determinable portion of all remaining obligations under the Space System Contract is $589 million expected to be payable in 1998.

  Terrestrial Network Development Contract

     The Parent entered into the Terrestrial Network Development Contract ("TNDC") with Motorola for an original amount of $160 million. In connection with the Asset Drop-Down Transaction, the Parent assigned the TNDC to Iridium. Under the TNDC, Motorola is designing and developing the terrestrial gateway hardware and software. The payments under the original contract are tied to the completion of milestones specified in the contract. During 1996, the TNDC was amended to obligate Motorola to provide additional services and support under the TNDC in exchange for an additional $18.9 million. In lieu of a cash payment

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the $18.9 million from Iridium, the Parent may, at its election, issue 5,545 warrants to purchase Class 1 Interests of the Parent to Motorola. The warrants, if issued, have an exercise price of $.01 and may be exercised beginning March 1, 2001 and will expire on March 1, 2006. During 1997, the TNDC was further amended to obligate Motorola to provide additional services and support bringing the total contract price of the TNDC to $284 million. Certain of the Parent's members will own the individual gateways and will have no obligation to Iridium or the Parent for any of the amounts due to Motorola under the TNDC. For the years ended December 31, 1996 and 1997, Iridium incurred $64 million and $74 million, respectively, under the TNDC. Such costs are capitalized as system under construction in the accompanying consolidated balance sheets. As of December 31, 1996 and 1997, the balance payable to Motorola under the TNDC was $0 and $11 million, respectively.

     The aggregate fixed and determinable portion of all remaining obligations under the TNDC, assuming that all obligations are settled in cash, is as follow (in thousands):

                 YEAR ENDING DECEMBER 31,                    AMOUNT
                 ------------------------                   --------
  1998....................................................  $139,405
  1999....................................................     6,000
                                                            --------
                                                            $145,405
                                                            ========

  Operations and Maintenance Contract

     To provide for the operations and maintenance of the space segment upon completion of the Space System Contract, the Parent entered into the Operations and Maintenance Contract ("O&M") with Motorola. In connection with the Asset Drop-Down Transaction, the Parent assigned the O&M contract to Iridium. This contract obligates Motorola for a period of five years after completion of the final milestone under the Space System Contract to operate the Space System, and to exert its best efforts to monitor, upgrade and replace hardware and software of the space segment (including the individual space vehicles) at specified levels, in exchange for specified quarterly payments. Such payments are expected to begin in 1998 and to aggregate approximately $2.88 billion. During 1996, a two-year option agreement was entered into for the extension of the O&M contract with Motorola after the completion of the initial five-year term. If such option is exercised, Iridium will be obligated to make quarterly payments expected to aggregate an additional $1.33 billion. Upon commencement of the O&M, Iridium will capitalize the portion of the costs incurred that pertain to hardware and software components of the space segment that extend its useful life. The portion of the costs of the O&M associated with day-to-day operations will be expensed as incurred. Assuming that commercial operations commence in September 1998, the aggregate fixed and determinable portion of all obligations under the O&M is expected to be as follows (in thousands):

YEAR ENDING DECEMBER 31,                                     AMOUNT
------------------------                                   ----------
  1998...................................................  $  129,000
  1999...................................................     537,000
  2000...................................................     558,000
  2001...................................................     581,000
  2002...................................................     605,000
  2003...................................................     472,000
                                                           ----------
                                                           $2,882,000
                                                           ==========

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  EMPLOYEE BENEFITS

     The Parent has adopted a comprehensive performance incentive and retirement benefit package. Under the terms of the Management Services Agreement (See Note
7), Iridium has committed to reimburse the Parent for all costs associated with employee benefits except for non-cash compensation related to employee stock options. The performance incentive program became effective in 1993, while the various retirement plans became effective on February 1, 1994.

  Incentive Programs

     The Parent has established short- and long-term incentive plans primarily based on employee performance. Effective December 31, 1995, the Parent terminated the long-term incentive plan. The remaining liability of the long-term incentive plan is approximately $2,426,000 and $1,738,000 as of December 31, 1996 and 1997, respectively, and is expected to be paid in 1999. Under these plans, the Parent incurred expenses of approximately $1,300,000, $1,252,000 and $3,412,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

  401(k) Employee Retirement Savings Plan

     The Parent adopted a 401(k) employee retirement savings plan in 1994 covering all employees. The Parent makes matching contributions to this qualified plan on behalf of participating employees up to 3% of employees' compensation. Employee contributions to the plan vest immediately. The Parent's contributions vest ratably over a seven-year period, including service credit for any prior employment with Motorola. Under this plan, the Parent has incurred approximately $161,000, $288,000, and $558,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

  Retirement Plans

     All employees of the Parent are covered by a non-contributory defined benefit retirement plan. Vesting in plan benefits generally occurs after five years. Benefits under the plan are based on years of credited service (including any prior employment with Motorola), age at retirement and the average earnings over the last four years. The plan is funded annually in accordance with the Employee Retirement Income Security Act of 1974.

     In early 1995, the Parent adopted a non-qualified defined benefit plan covering employees earnings in excess of the maximum amounts which may be considered under the qualified plan, excluding those executives participating in the supplemental executive plans described below, who also participate in the qualified defined benefit plan.

  Supplemental Executive Plans

     The Parent maintains a non-qualified defined benefit plan for selected senior officers. Vesting in these plans generally occurs upon the attainment of age 55 with five years of service. Benefits under these plans are based on average annual compensation prior to retirement. The Parent has also agreed to provide for the payment of certain taxes associated with plan benefits. The supplemental executive plans are not funded. The net periodic pension cost recognized under the plans was approximately $1,256,000, $1,925,000, and $2,420,000 for the years ended December 31, 1995, 1996, and 1997, respectively. For the years ended December 31, 1996 and 1997, the amounts provided to cover taxes associated with the plan benefits were $736,000 and $693,000, respectively. In addition, an additional minimum pension liability adjustment of $332,000 and $90,000 has been recorded for the years ended December 31, 1996 and 1997, respectively, for its non-qualified plans. The additional minimum pension liability is included as a reduction to members' equity.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Summary of Defined Benefit Plans

     Pension cost for the qualified and non-qualified defined benefit plans in total for the years ended December 31, 1995, 1996 and 1997, are as follows (in thousands):

                                            1995                        1996                        1997
                                  -------------------------   -------------------------   -------------------------
                                  QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED
                                  ---------   -------------   ---------   -------------   ---------   -------------
Service Cost....................    $372          $377          $789         $  438        $1,292        $  512
Interest cost on projected
  benefit obligation............      70           246           133            339           206           285
Actual return on assets.........     (66)           --           (82)            --          (138)           --
Amortization of actuarial
  loss..........................      --            --            --             51            --             6
Amortization of transition
  obligation....................      19           238            19            238            19           238
                                    ----          ----          ----         ------        ------        ------
Net periodic cost...............    $395          $861          $859         $1,066        $1,379        $1,041
                                    ====          ====          ====         ======        ======        ======

     The following table describes the funded status of the plans at December 31, 1996 and 1997 (in thousands). The actuarial calculations were determined by the Parent's consulting actuaries:

                                                  1996                          1997
                                       --------------------------    --------------------------
                                       QUALIFIED    NON-QUALIFIED    QUALIFIED    NON-QUALIFIED
                                       ---------    -------------    ---------    -------------
Accumulated present value of
  obligations:
Accumulated benefit obligation,
  including vested benefits..........   $(1,828)       $(2,746)       $(3,334)       $(2,269)
                                        =======        =======        =======        =======
Projected benefit obligation for
  service rendered to date...........   $(2,554)       $(5,179)       $(4,722)       $(5,039)
Plan assets at fair value............     1,931             --          3,757             --
                                        -------        -------        -------        -------
Projected benefit obligation in
  excess of plan assets..............      (623)        (5,179)          (965)        (5,039)
Unrecognized transition obligation...       320          2,360            302          2,123
Unrecognized net (gain) loss.........      (227)           609            118            870
                                        -------        -------        -------        -------
Accrued pension cost.................      (530)        (2,210)          (545)        (2,046)
Adjustment required to recognize
  minimum liability..................        --           (733)            --           (643)
                                        -------        -------        -------        -------
Pension liability....................   $  (530)       $(2,943)       $  (545)       $(2,689)
                                        =======        =======        =======        =======
Actuarial assumptions:
Discount rate........................       7.5%           7.5%             7%             7%
Long-term rate of return.............         8%             8%             8%             8%
Salary increases.....................         5%           7.5%             5%           7.5%

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments as of December 31, 1996 and 1997 (in thousands):

                                               1996                      1997
                                       --------------------    ------------------------
                                       CARRYING      FAIR       CARRYING        FAIR
                                        AMOUNT      VALUE        AMOUNT        VALUE
                                       --------    --------    ----------    ----------
Bank facilities......................  $505,000    $505,000    $  560,000    $  560,000
Long-term debt due to Members........   230,904     230,904       273,302       273,302
Senior Notes, Series A, B, and C.....        --          --     1,054,288     1,156,000

     The fair value of long-term debt is estimated based on the current rates offered for similar debt. The carrying amounts of due from affiliates and accounts payable and accrued expenses approximate their fair market value as of December 31, 1996 and 1997 because of the relatively short duration of these assets.

10.  OPERATING LEASE COMMITMENTS

     The Parent leases its corporate headquarters office space and other office space and equipment under non-cancelable operating lease agreements. The initial lease term for the corporate headquarters office space is seven years. Future minimum payments under all operating lease arrangements are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,                    AMOUNT
                 ------------------------                    -------
  1998.....................................................  $ 8,417
  1999.....................................................    8,459
  2000.....................................................    8,440
  2001.....................................................    5,755
  2002.....................................................    4,951
  2003 and beyond..........................................    7,985
                                                             -------
                                                             $44,007
                                                             =======

     Rental expense under operating leases for the years ended December 31, 1995, 1996, and 1997 was approximately $1,025,000, $1,194,000, and $7,821,000, respectively.

11.  IRIDIUM SUBSIDIARIES

     The Series A Notes, Series B Notes and Series C Notes are co-issued by Iridium and Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC and Iridium IP LLC (collectively, the "Guarantor Subsidiaries" and together with Capital, the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium and, as of December 31, 1997, Iridium has no subsidiaries other than the Iridium Subsidiaries. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in the Iridium subsidiaries was transferred to Iridium.

     The following is summarized financial information of Capital as of December 31, 1997 and for the period from inception through December 31, 1997. Full financial statements of Capital are not presented because management believes they are not material to investors.

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              DECEMBER 31, 1997
                                                              -----------------
Current assets..............................................         $0
Total assets................................................          0
Current liabilities.........................................          0
Total liabilities...........................................          0

                                                              FOR THE PERIOD FROM
                                                               INCEPTION THROUGH
                                                               DECEMBER 31, 1997
                                                              -------------------
Net revenues................................................          $0
Cost of services............................................           0
Net loss....................................................           0

Iridium has recognized the obligations relating to the Series A Notes, the Series B Notes and the Series C Notes because Iridium will have the operations to service such obligations.

     The following is summarized financial information of the Guarantor Subsidiaries as of December 31, 1997 and for the period from inception of each of the Guarantor Subsidiaries through December 31, 1997. Full financial statements of the Guarantor Subsidiaries are not presented because management believes they are not material to investors.

                                                              DECEMBER 31, 1997
                                                              -----------------
Current assets..............................................         $0
Total assets................................................          0
Current liabilities.........................................          0
Total liabilities...........................................          0

                                                              FOR THE PERIOD FROM
                                                               INCEPTION THROUGH
                                                               DECEMBER 31, 1997
                                                              -------------------
Net revenues................................................          $0
Cost of services............................................           0
Net loss....................................................           0

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     In thousands:

     The following is a summary of results of operations for each of the fiscal quarters during 1995:

                                  FIRST     SECOND      THIRD      FOURTH      TOTAL
                                 QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                 -------    -------    -------    --------    --------
Operating expenses.............  $ 5,753    $ 6,083    $ 5,911    $  9,440    $ 27,187
Net loss.......................    4,528      5,033      5,092       8,992      23,645

     The following is a summary of results of operations for each of the fiscal quarters during 1996:

                                  FIRST     SECOND      THIRD      FOURTH      TOTAL
                                 QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                 -------    -------    -------    --------    --------
Operating expenses.............  $ 8,410    $10,321    $19,621    $ 33,052    $ 71,404
Net loss.......................    7,663      9,840     24,232      31,863      73,598

                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of results of operations for each of the fiscal quarters during 1997:

                                  FIRST     SECOND      THIRD      FOURTH      TOTAL
                                 QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                 -------    -------    -------    --------    --------
Operating expenses.............  $36,054    $48,414    $84,959    $127,019    $296,446
Net loss.......................   35,928     47,926     84,057     125,490     293,401

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Members
Iridium LLC:

     Under date of January 16, 1998, we reported on the consolidated balance sheets of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1996, and the related consolidated statements of loss, members' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 in the annual report on Form 10-K for the year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

McLean, Virginia
January 16, 1998

                                                                      SCHEDULE 1

                                  IRIDIUM LLC

          SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)

Condensed Balance Sheets:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
Cash........................................................  $       --   $    3,100
Investment in Iridium Operating LLC.........................   1,572,029    1,631,537
                                                              ----------   ----------
          Total assets......................................   1,572,029    1,634,637
                                                              ==========   ==========
Liabilities
          Total liabilities.................................  $       --   $       --
Members' equity.............................................   1,572,029    1,634,637
                                                              ----------   ----------
          Total liabilities and members' equity.............   1,572,029    1,634,637
                                                              ==========   ==========

Condensed Statements of Loss:

                                                                                    PERIOD FROM
                                                    YEAR ENDED DECEMBER 31,        JUNE 14, 1991
                                                  ----------------------------    (INCEPTION) TO
                                                   1995      1996       1997     DECEMBER 31, 1997
                                                  -------   -------   --------   -----------------
Equity in loss of Iridium Operating LLC.........  $23,645   $73,598   $293,401       $427,241
                                                  -------   -------   --------       --------
Employee Class 1 Interests compensation.........       --        --        152            152
                                                  -------   -------   --------       --------
          Loss before income taxes..............   23,645    73,598    293,553        427,393
Income taxes....................................       --        --         --             --
                                                  -------   -------   --------       --------
          Net loss..............................  $23,645   $73,598   $293,553       $427,393
                                                  =======   =======   ========       ========

Condensed Statements of Cash Flows:

                                                                                   PERIOD FROM
                                                 YEAR ENDED DECEMBER 31,          JUNE 14, 1991
                                            ---------------------------------    (INCEPTION) TO
                                              1995        1996        1997      DECEMBER 31, 1997
                                            ---------   ---------   ---------   -----------------
Net loss..................................  $ (23,645)  $ (73,598)  $(293,553)     $  (427,393)
Adjustments to reconcile net loss to cash
  flows from operating activities:
  Employee Class 1 Interests
     compensation.........................         --          --         152              152
                                            ---------   ---------   ---------      -----------
  Equity in loss of Iridium Operating
     LLC..................................     23,645      73,598     293,401          427,241
                                            ---------   ---------   ---------      -----------
     Cash used in operating activities....         --          --          --               --
Cash flows used in investing
  activities --
  Investment in Iridium Operating LLC.....   (633,507)   (193,708)   (399,796)      (2,059,421)
Cash flows from financing activities
     Proceeds from equity transactions....    633,507     193,708     399,796        2,059,421
     Transfer from Iridium Operating
       LLC................................         --          --       3,100            3,100
                                            ---------   ---------   ---------      -----------
     Cash provided by financing
       activities.........................    633,507     193,708     402,896        2,062,521
                                            ---------   ---------   ---------      -----------
Net increase in cash and cash
  equivalents.............................         --          --       3,100            3,100
Cash and cash equivalents at beginning of
  period..................................         --          --          --               --
                                            ---------   ---------   ---------      -----------
Cash and cash equivalents at end of
  period..................................  $      --   $      --   $   3,100      $     3,100
                                            =========   =========   =========      ===========

Note to Condensed Financial Statements of Registrant:

BASIS OF PRESENTATION

     The accompanying condensed financial statements represent the accounts of Iridium LLC (a development stage limited liability company) on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of Iridium LLC and subsidiaries (a development stage limited liability company) as of December 31, 1997 and 1996, and for each of the years in the three-year period December 31, 1997, and for the period June 14, 1991 (inception) through December 31, 1997, which appear in the 1997 Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRIDIUM WORLD COMMUNICATIONS LTD.

                                          By:     /s/ EDWARD F. STAIANO

                                            ------------------------------------
                                            Edward F. Staiano
                                            Chairman and Chief Executive Officer
                                            Date: March 23, 1998

                                          IRIDIUM LLC

                                          By:     /s/ ROBERT W. KINZIE

                                            ------------------------------------
                                            Robert W. Kinzie
                                            Chairman
                                            Date: March 23, 1998

                                          IRIDIUM OPERATING LLC

                                          By:     /s/ EDWARD F. STAIANO

                                            ------------------------------------
                                            Edward F. Staiano
                                            Vice Chairman and Chief Executive
                                              Officer
                                            Date: March 23, 1998

                                          IRIDIUM CAPITAL CORPORATION

                                          By:     /s/ EDWARD F. STAIANO

                                            ------------------------------------
                                            Edward F. Staiano
                                            Chairman and Chief Executive Officer
                                            Date: March 23, 1998

                                          IRIDIUM ROAMING LLC

                                          By:     /s/ EDWARD F. STAIANO

                                            ------------------------------------
                                            Edward F. Staiano
                                            Acting Chief Executive Officer
                                            Date: March 23, 1998

                                          IRIDIUM IP LLC

                                          By:     /s/ EDWARD F. STAIANO

                                            ------------------------------------
                                            Edward F. Staiano
                                            Acting Chief Executive Officer
                                            Date: March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----

           /s/ ROBERT W. KINZIE             Director of Iridium World                  March 23, 1998
------------------------------------------    Communications Ltd.; Chairman of
             Robert W. Kinzie                 Iridium LLC and Iridium Operating
                                              LLC; Director of Iridium Capital
                                              Corporation

          /s/ EDWARD F. STAIANO             Chairman and Chief Executive Officer of    March 23, 1998
------------------------------------------    Iridium World Communications Ltd.;
            Edward F. Staiano                 Vice Chairman and Chief Executive
                                              Officer of Iridium LLC and Iridium
                                              Operating LLC; Chairman and Chief
                                              Executive Officer of Iridium Capital
                                              Corporation; Acting Chief Executive
                                              Officer of Iridium Roaming LLC and
                                              Iridium IP LLC

              /s/ ROY GRANT                 Chief Financial Officer of Iridium         March 23, 1998
------------------------------------------    World Communications Ltd.; Vice
                Roy Grant                     President-Chief Financial Officer of
                                              Iridium LLC and Iridium Operating
                                              LLC; Chief Financial Officer of
                                              Iridium Capital Corporation; Acting
                                              Chief Financial Officer of Iridium
                                              Roaming LLC and Iridium IP LLC

          /s/ HASAN M. BINLADIN             Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            Hasan M. Binladin

              /s/ ULF BOHLA                 Director of Iridium World                  March 23, 1998
------------------------------------------    Communications Ltd., Iridium LLC and
                Ulf Bohla                     Iridium Operating LLC

         /s/ GORDON J. COMERFORD            Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
           Gordon J. Comerford

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
         Atilano de Oms Sobrinho

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
            Robert A. Ferchat

            /s/ ALBERTO FINOL               Deputy Chairman and Director of Iridium    March 23, 1998
------------------------------------------    World Communications Ltd.; Director
              Alberto Finol                   of Iridium LLC and Iridium Operating
                                              LLC

             /s/ EDWARD GAMS                Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
               Edward Gams

            /s/ KAZUO INAMORI               Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
              Kazuo Inamori

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----

         /s/ HARDIANTO K. KAMARGA           Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
           Hardianto K. Kamarga

          /s/ GEORG KELLINGHUSEN            Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            Georg Kellinghusen

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
                S. H. Khan

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
            Anatoly I. Kiselev

          /s/ RICHARD L. LESHER             Director of Iridium World                  March 23, 1998
------------------------------------------    Communications Ltd.; Iridium LLC and
            Richard L. Lesher                 Iridium Operating LLC

           /s/ JOHN F. MITCHELL             Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
             John F. Mitchell

             /s/ JUNG L. MOK                Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
               Jung L. Mok

          /s/ GIUSEPPE MORGANTI             Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            Giuseppe Morganti

          /s/ J. MICHAEL NORRIS             Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            J. Michael Norris

            /s/ YUSAI OKUYAMA               Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
              Yusai Okuyama

          /s/ JOHN A. RICHARDSON            Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            John A. Richardson

           /s/ JOHN M. SCANLON              Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
             John M. Scanlon

          /s/ THEODORE H. SCHELL            Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
            Theodore H. Schell

         /s/ WILLIAM A. SCHREYER            Director of Iridium World                  March 23, 1998
------------------------------------------    Communications Ltd.; Iridium LLC and
           William A. Schreyer                Iridium Operating LLC

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
            Sribhumi Sukhanetr

             /s/ TAO-TSUN SUN               Director of Iridium LLC and Iridium        March 23, 1998
------------------------------------------    Operating LLC
               Tao-Tsun Sun

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----
           /s/ YOSHIHARU YASUDA             Director of Iridium World                  March 23, 1998
------------------------------------------    Communications Ltd., Iridium LLC and
             Yoshiharu Yasuda                 Iridium Operating LLC

                                            Director of Iridium LLC and Iridium        March   , 1998
------------------------------------------    Operating LLC
               Wang Mei Yue

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 3.1      Limited Liability Company Agreement of Iridium LLC, dated as of July 29, 1996, as amended: Incorporated by reference to
          Exhibit 10.1 to the Registration Statement on Form S-1 of
          Iridium World Communications Ltd. and Iridium LLC
          (Registration Nos. 333-23419 and 333-23419-01) (the "Form
          S-1").
 3.2      Articles of Incorporation of Iridium Capital Corporation:
          Incorporated by reference to Exhibit 3.2 of the Registration
          Statement on Form S-4 of Iridium LLC, Iridium Capital
          Corporation, Iridium Roaming LLC, and Iridium IP LLC
          (Registration Nos. 333-31741, -01, -02 and -03) (the "1997
          Form S-4").
 3.3      By-Laws of Iridium Capital Corporation: Incorporated by
          reference to Exhibit 3.3 to the 1997 Form S-4.
 3.4      Amended and Restated Limited Liability Company Agreement of
          Iridium Roaming LLC: Incorporated by reference to Exhibit
          3.4 to the Registration Statement on Form S-4 of Iridium
          Operating LLC, Iridium Capital Corporation, Iridium Roaming
          LLC and Iridium IP LLC (Registration No. 333-44349, -01, -02
          and -03) (the "1998 Form S-4").
 3.5      Amended and Restated Limited Liability Company Agreement of
          Iridium IP LLC: Incorporated by reference to Exhibit 3.5 to the 1998 Form S-4.
 3.6      Limited Liability Company Agreement of Iridium Operating
          LLC: Incorporated by reference to Exhibit 3.6 to the 1998
          Form S-4.
 3.7      Articles of Incorporation of Iridium Facilities
          Corporation.*
 3.8      By-Laws of Iridium Facilities Corporation.*
 3.9      Memorandum of Association of Iridium World Communications
          Ltd.: Incorporated by reference to Exhibit 3.1 to the Form
          S-1.
 3.10     By-Laws of Iridium World Communications Ltd.: Incorporated
          by reference to Exhibit 3.2 to the Form S-1.
 4.1.1    Indenture dated as of July 16, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 13% Senior Notes due
          2005, Series A, and 13% Senior Notes due 2005, Series A/EN:
          Incorporated by reference to Exhibit 4.1 to the 1997 Form
          S-4.
 4.1.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 13% Senior Notes due 2005, Series A, and 13%
          Senior Notes due 2005, Series A/EN: Incorporated by
          reference to Exhibit 4.1.2 to the 1998 Form S-4.
 4.1.3    Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 13% Senior Notes due 2005, Series A, and 13%
          Senior Notes due 2005, Series A/EN.*
 4.2      Forms of Series A Note and Series A/EN Note: Incorporated by
          reference to Exhibit 4.1 to the 1997 Form S-4.
 4.3.1    Indenture dated as of July 16, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 14% Senior Notes due
          2005, Series B, and 14% Senior Notes due 2005, Series B/EN:
          Incorporated by reference to Exhibit 4.2 to the 1997 Form
          S-4.
 4.3.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 14% Senior Notes due 2005, Series B, and 14%
          Senior Notes due 2005, Series B/EN: Incorporated by
          reference to Exhibit 4.3.2 to the 1998 Form S-4.
 4.3.3    Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 14% Senior Notes due 2005, Series B, and 14%
          Senior Notes due 2005, Series B/EN.*
 4.4      Forms of Series B Note and Series B/EN Note: Incorporated by
          reference to Exhibit 4.2 to the 1997 Form S-4.
 4.5.1    Indenture dated as of October 17, 1997 relating to Iridium
          LLC's and Iridium Capital Corporation's 11 1/4% Senior Notes
          due 2005, Series C: Incorporated by reference to Exhibit
          4.5.1 to the 1998 Form S-4.
 4.5.2    First Supplemental Indenture dated as of December 18, 1997 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 11 1/4% Senior Notes due 2005, Series C:
          Incorporated by reference to Exhibit 4.5.2 to the 1998 Form
          S-4.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
4.5.3     Second Supplemental Indenture dated as of February 27, 1998 relating to Iridium Operating LLC's and Iridium Capital
          Corporation's 11 1/4% Senior Notes due 2005, Series C.*
4.6       Forms of Series C Note and Series C/EN Note: contained in an exhibit to Exhibit 4.5.1: Incorporated by reference to
          Exhibit 4.6 to the 1998 Form S-4.
10.1      Form of Interest Exchange Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.2 to the Form
          S-1.
10.2      Form of amended and restated Management Services Agreement between IWCL, Iridium LLC and Iridium Operating LLC:
          Incorporated by reference to Exhibit 10.2 to the 1998 Form
          S-4.
10.3      Form of 1997 Subscription Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.4 to the Form
          S-1.
10.4      Space System Contract between Iridium LLC and Motorola, Inc.
          effective July 29, 1993, as amended and conformed on January
          14, 1997: Incorporated by reference to Exhibit 10.6 to the
          Form S-1.+
10.5      Communications System Operations & Maintenance Contract
          between Iridium LLC and Motorola, Inc. effective July 29,
          1993, as amended and conformed on January 14, 1997:
          Incorporated by reference to Exhibit 10.7 to the Form S-1.+
10.6      Terrestrial Network Development Contract between Iridium LLC and Motorola, Inc. effective January 1, 1993, as amended and conformed on January 14, 1997: Incorporated by reference to
          Exhibit 10.8 to the Form S-1.+
10.7      Amendment No. 3 to the Terrestrial Network Development
          Contract between Iridium LLC and Motorola, Inc. effective
          June 20, 1997: Incorporated by reference to Exhibit 10.7 to the 1997 Form S-4.+
10.8      Support Agreement between Iridium LLC and Motorola, Inc.:
          Incorporated by reference to Exhibit 10.9 to the Form S-1.
10.9      Agreement, executed as of December 16, 1996, between
          Andersen Consulting LLC and Iridium LLC relating to the
          development of business support systems: Incorporated by
          reference to Exhibit 10.10 to the Form S-1.+
10.10     14 1/2% Senior Subordinated Discount Notes Due 2006 of
          Iridium: Incorporated by reference to Exhibit 10.11 to the
          Form S-1.
10.11     Form of Warrant issued in respect of 14 1/2% Senior
          Subordinated Discount Notes: Incorporated by reference to
          Exhibit 10.13 to the Form S-1.
10.12     Warrant to purchase Series M Class 2 Interests dated July
          29, 1993, as amended: Incorporated by reference to Exhibit
          10.13 to the Form S-1.
10.13     Form of Gateway Authorization Agreement: Incorporated by
          reference to Exhibit 10.14 to the Form S-1.
10.14     Guaranteed Bank Facility: Incorporated by reference to
          Exhibit 10.15 to the Form S-1.
10.15     Amendment dated December 19, 1997 to Guaranteed Bank
          Facility.*
10.16     Motorola Agreement regarding Guarantee: Incorporated by
          reference to Exhibit 10.16 to the Form S-1.
10.17     Amended and Restated Agreement regarding Guarantee:
          Incorporated by reference to Exhibit 10.17 to the 1997 Form
          S-4.
10.18     Memorandum of Understanding with Motorola, Inc: Incorporated by reference to Exhibit 10.18 to the 1997 Form S-4.
10.19     Form of Share Issuance Agreement between IWCL and Iridium
          LLC: Incorporated by reference to Exhibit 10.17 to the Form
          S-1.
10.20     Purchase Agreement in respect of Series C Notes, dated
          October 9, 1997: Incorporated by reference to Exhibit 10.20 to the 1998 Form S-4.
10.21     Exchange and Registration Rights Agreement: contained in an annex to Exhibit 10.20: Incorporated by reference to Exhibit
          10.21 to the 1998 Form S-4.
10.22     Iridium LLC Option Plan: Incorporated by reference to
          Exhibit 10.5 to the Form S-1.++
10.23     Iridium LLC Selected Senior Officers' Supplementary
          Retirement Plan: Incorporated by reference to Exhibit 10.27 to the 1997 Form S-4.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.24     Agreement between Dr. Staiano and Iridium LLC: Incorporated by reference to Exhibit 10.28 to the 1997 Form S-4.
10.25     Asset Transfer Agreement: Incorporated by reference to
          Exhibit 10.25 to the 1998 Form S-4.
10.26     Consent of Arthur Andersen LLP to Contract Assignment:
          Incorporated by reference to Exhibit 10.26 to the 1998 Form
          S-4.
10.27     Consent of Motorola Inc. to Contract Assignment:
          Incorporated by reference to Exhibit 10.27 to the 1998 Form
          S-4.
10.28     Form of Credit Agreement among Iridium Operating LLC, Chase
          Securities Inc., Barclays Capital, The Chase Manhattan Bank
          and Barclays Bank PLC.*
10.29     Conditions Precedent to the Disbursement of the Term Loans
          under Section 2.01(a) of the Credit Agreement.*
10.30     Regulatory and Technical Conditions Precedent to
          availability of funding under the Credit Agreement.*
10.31     Form of Assignment and Acceptance under the Credit
          Agreement.*
10.32     Form of Pledge and Security Agreement among Iridium
          Operating LLC, each of the Subsidiaries and The Chase
          Manhattan Bank.*
10.33     Form of Parent Security Agreement between Iridium LLC and
          The Chase Manhattan Bank.*
10.34     Form of Subsidiary Guarantee Agreement between each of the
          Subsidiary Guarantors and The Chase Manhattan Bank.*
10.35     Form of Subsidiary Guarantee Assumption Agreement.*
10.36     Form of Depositary Agreement between Iridium Operating LLC and The Chase Manhattan Bank.*
10.37     Form of Motorola Consent under the Credit Agreement among
          Motorola, Iridium Operating LLC and The Chase Manhattan
          Bank.*
10.38     Form of Motorola Pledge Agreement between Motorola, Inc. and
          The Chase Manhattan Bank.*
10.39     Form of Progress Certificate (Pre-Commercial Activation)
          under the Credit Agreement.*
10.40     Form of Verification of Independent Technical Advisor under the Credit Agreement.*
10.41     Form of Progress Certificate (Post-Commercial Activation)
          under the Credit Agreement.*
10.42     Form of Borrowing Request under the Credit Agreement.*
11.1      Statement re Computation of Loss per Class A Common Share:
          Iridium World Communications Ltd.*
11.2      Statement re Computation of Loss per Class 1 Interest:
          Iridium LLC.*
12        Statement re Computation of Ratios: Iridium Operating LLC.*
21        Subsidiaries of the Registrants.*
23        Consent of KPMG Peat Marwick LLP.*
27.1      Financial Data Schedule -- Iridium World Communications,
          Ltd.*
27.2      Financial Data Schedule -- Iridium LLC*
27.3      Financial Data Schedule -- Iridium Operating LLC*
99        Certain Factors Which May Affect Forward Looking
          Statements.*

---------------
 * Filed herewith.
 + Confidential treatment previously granted in connection with the Form S-1 or the 1997 Form S-4.
++ Management Compensation Plan.