Form 10-Q
period 1998-03-31
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC
filed 1998-05-15
CIK 1035442, 948421, 1042683, 1042684, 1042685, 1051721

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

                      FOR THE QUARTER ENDED MARCH 31, 1998


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

                           -----------------------

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

                           -----------------------

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

                           -----------------------

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

                              ------------------

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

                              ------------------

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

                                                   Yes X   No
                                                       -       --

                                                SHARES OUTSTANDING
                   CLASS                          AT MAY 1, 1998
        --------------------------           -----------------------
             Iridium World
           Communications Ltd.                     12,067,783
          Common Stock, Class A
        $0.01 par value per share

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                   ----------

                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------

                             IRIDIUM OPERATING LLC

                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------

                         IRIDIUM CAPITAL CORPORATION

                                IRIDIUM IP LLC

                             IRIDIUM ROAMING LLC

                                   ----------

                              INDEX TO FORM 10-Q

                                   ----------

                                                                               PAGE
                                                                              NUMBER
                                                                        ----------------
PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             IRIDIUM WORLD COMMUNICATIONS LTD.

             Condensed Balance Sheets
                 March 31, 1998 and December 31, 1997                           5

             Unaudited Condensed Statements of Loss
                 For the three months ended March 31, 1998 and 1997             6

             Unaudited Condensed Statements of Cash Flows
                 For the three months ended March 31, 1998 and 1997             7

             Notes to Unaudited Condensed Financial Statements                  8

             IRIDIUM LLC

             Condensed Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997                           10

             Unaudited Condensed Consolidated Statements of Loss
                 For the three months ended March 31, 1998 and 1997             11

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                           ----------------
             Unaudited Condensed Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1998 and 1997                                12

             Notes to Unaudited Condensed Consolidated Financial Statements                        13

             IRIDIUM OPERATING LLC, IRIDIUM CAPITAL CORPORATION, IRIDIUM IP LLC,
             IRIDIUM ROAMING LLC

             Condensed Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997                                              16

             Unaudited Condensed Consolidated Statements of Loss
                 For the three months ended March 31, 1998 and 1997                                17

             Unaudited Condensed Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1998 and 1997                                18

             Notes to Unaudited Condensed Consolidated Financial Statements                        19

ITEM 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               22

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings                                                                     28

ITEM 2       Changes in Securities and Use of Proceeds                                             28

ITEM 3       Defaults upon Senior Securities                                                       28

ITEM 4       Submission of Matters to a Vote of Security Holders                                   28

ITEM 5       Other Information                                                                     28

ITEM 6       Exhibits and Reports on Form 8-K                                                      28

SIGNATURES                                                                                         29

EXHIBIT INDEX                                                                                      31

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                                                                                      MARCH 31,
                                                                                               DECEMBER 31,              1998
                                                                                                   1997              (UNAUDITED)
                                                                                             ----------------     ----------------
                                       ASSETS

Cash....................................................................................    $               -    $               -
Investment in Iridium LLC...............................................................              223,922              207,503
                                                                                              ----------------     ----------------
            Total Assets................................................................    $         223,922    $         207,503
                                                                                              ================     ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities.............................................................................    $               -    $               -

Stockholders' equity:
    Class B Common stock, non-voting, par value $0.01; 2,500,000 shares authorized;
       no and 20,625 issued and outstanding.............................................                    -                    -
    Class A Common stock, voting, par value $0.01; 50,000,000 shares authorized;
        12,003,262 and 12,026,402 issued and outstanding................................                  120                  120
    Additional paid-in capital..........................................................              242,636              243,643
    Accumulated deficit.................................................................              (18,834)             (36,260)
                                                                                              ----------------     ----------------
                                                                                                      223,922              207,503
                                                                                              ----------------     ----------------
            Total liabilities and stockholders' equity..................................    $         223,922    $         207,503
                                                                                              ================     ================


        The accompanying notes are an integral part of these condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (In Thousands Except Share Data)



                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                 ---------------------------------------
                                                                                      1997                       1998
                                                                                 -------------            --------------
Equity in loss of Iridium LLC...........................................       $            -           $        17,426
                                                                                 -------------            --------------
Loss before income taxes................................................                    -                    17,426
Income taxes............................................................                    -                         -
                                                                                 -------------            --------------
Net loss................................................................       $            -           $        17,426
                                                                                 =============            ==============
Net loss per Class A Common share - basic and diluted ..................       $            -           $          1.45
                                                                                 -------------            --------------
Weighted average shares used in computing
  net loss per Class A Common share - basic and diluted.................                    -                12,008,654
                                                                                 =============            ==============

        The accompanying notes are an integral part of these condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                ( In Thousands )

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ---------------------------------------
                                                                                1997                     1998
                                                                           --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss...........................................................  $             -         $        (17,426)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Equity in loss of Iridium LLC..............................                -                   17,426
                                                                           --------------          ---------------
Net cash used in operating activities..................................                -                        -
                                                                           --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Investments in Iridium LLC.........................................                -                     (583)
                                                                           --------------          ---------------
Net cash used in investing activities..................................                -                     (583)
                                                                           --------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from Class B Common Stock.................................                -                      275
    Proceeds from Class A Common Stock subscribed......................               12                        -
    Proceeds from exercise of stock options............................                -                      308
                                                                           --------------          ---------------
                    Net cash provided by financing activities..........               12                      583
                                                                           --------------          ---------------

Increase (decrease) in cash............................................               12                        -

CASH, beginning of period..............................................                -                        -
                                                                           --------------          ---------------

CASH, end of period....................................................  $            12         $              -
                                                                           ==============          ===============

        The accompanying notes are an integral part of these condensed financial statements.

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

     IWCL's sole asset is its investment in Iridium LLC. At March 31, 1998, IWCL's investment was approximately 8.5% of the total outstanding Class 1 Interests in Iridium LLC.

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of IWCL as of March 31, 1998 and its results of operations and its cash flows for the three month period then ended. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statements of IWCL and footnotes thereto included in the Annual Report on Form 10-K and the audited financial statements of Iridium LLC and the footnotes thereto included in this Report and the Annual Report on Form 10-K.

     Since its inception on December 12, 1996 through March 31, 1998, IWCL has
not entered into any operating transactions or incurred any expenses.   The
results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future.

3.   STOCKHOLDERS' EQUITY

GLOBAL OWNERSHIP PROGRAM

     IWCL and Iridium LLC have commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. At the time of issuance, purchasers of Class B Common Stock will be required to pay only an amount equal to the per share par value of the Class B Common Stock; $.01 per share. The balance of the purchase price will be payable through the withholding of dividends, if any, which would otherwise be payable on the shares of Class B Common Stock. A holder of Class B Common Stock may elect to pay the purchase price in cash at any time. Class B Common Stock is convertible to Class A Common Stock on a one-for-one basis, subject to anti-dilution adjustments, once certain conditions are met, including full payment for the shares and expiration of a minimum holding period. The proceeds generated from each sale of Class B Common Stock are used to purchase Class 1 Interests in Iridium LLC. The payment terms with respect to such Iridium LLC Class 1 Interests will mirror the payment terms on the Class B Common Stock. As of March 31, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. The shares were issued at a fair value of $33.88 per share (the trading price of the Class A Common Stock at the date of issue). In accordance with the Share Issuance Agreement, the net proceeds were invested in Class I Interests of Iridium LCC.

                      IRIDIUM WORLD COMMUNICATIONS LTD.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


4.   EARNINGS PER SHARE

     Basic earnings (loss) per Class A Common share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with the Series A Notes and stock options. Due to the loss incurred during the three months ended March 31, 1998, the impact of the warrants and stock options is anti-dilutive and is not included in the diluted earnings (loss) per share calculation.

                                  IRIDIUM LLC
               ( A Development Stage Limited Liability Company )

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  ( In Thousands Except Member Interest Data )

                                                                                                                    MARCH 31,
                                                                                               DECEMBER 31,            1998
                                                                                                   1997            (UNAUDITED)
                                                                                             --------------       -------------
                               ASSETS

Current assets :
    Cash and cash equivalents............................................................  $         9,040      $      192,160
    Restricted cash......................................................................          350,220                   -
    Due from affiliates..................................................................           13,604              13,560
    Prepaid expenses and other current assets............................................            6,612               7,494
                                                                                             --------------       -------------
        Total current assets.............................................................          379,476             213,214
Property and equipment, net..............................................................        1,526,326           2,059,217
System under construction................................................................        1,625,054           1,259,475
Other assets.............................................................................          114,831              96,433
                                                                                             --------------       -------------
        Total assets.....................................................................  $     3,645,687      $    3,628,339
                                                                                             ==============       =============

                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities :

    Accounts payable and accrued expenses................................................  $       106,794      $       95,167
    Accounts payable to Member...........................................................           10,601             112,616
    Bank facilities, current portion.....................................................          350,000             350,000
                                                                                             --------------       -------------
        Total current liabilities........................................................          467,395             557,783
Bank facilities, net of current portion..................................................          210,000             285,000
Long-term debt due to Members............................................................          273,302             285,078
Notes payable, $1,100,000 principal amount...............................................        1,054,288           1,055,129
Other liabilities........................................................................            6,065               7,922
                                                                                             --------------       -------------
        Total liabilities................................................................        2,011,050           2,190,912
                                                                                             --------------       -------------

Commitments and Contingencies
Members' equity:
    Class 2 Interests, authorized 50,000 interests for Series M; authorized an aggregate of 300,000 interests for Series A, Series B and Series C:
            Series M, convertible, no interests issued and outstanding....................               -                   -
            Series A, redeemable, convertible, 39,907 and 41,354 interests issued and
               outstanding; liquidation value of $39,907 and $41,354 .....................          39,907              41,354
            Series B, redeemable, 1 interest issued and outstanding.......................               -                   -
            Series C, redeemable, 75 interests issued and outstanding.....................               -                   -
    Class 1 Interests, authorized 225,000,000 interests, 141,222,442 and
        141,266,207 interests issued and  outstanding.....................................       2,024,220           2,029,079
    Deferred Class 1 Interest compensation................................................          (1,454)             (1,404)
    Adjustment for minimum pension liability..............................................            (643)               (643)
    Deficit accumulated during the development stage......................................        (427,393)           (630,959)
                                                                                             --------------       -------------
        Total members' equity.............................................................       1,634,637           1,437,427
                                                                                             --------------       -------------
        Total liabilities and members' equity............................................. $     3,645,687      $    3,628,339
                                                                                             ==============       =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IRIDIUM LLC
              ( A Development Stage Limited Liability Company )

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                  (In Thousands Except Member Interest Data)

                                                                        THREE MONTHS ENDED                    PERIOD FROM
                                                                             MARCH 31,                       JUNE 14, 1991
                                                               -------------------------------------     (INCEPTION) THROUGH
                                                                     1997                 1998              MARCH 31, 1998
                                                               ----------------     ----------------     ------------------
OPERATING EXPENSES

    Sales, general and administrative....................    $          35,823    $          60,511    $           373,812
    Depreciation and amortization........................                  231              107,791                229,220
                                                               ----------------     ----------------     ------------------
        Total operating expenses.........................               36,054              168,302                603,032
OTHER INCOME
    Interest expense (income), net.......................                 (126)              35,264                 19,956
                                                               ----------------     ----------------     ------------------
Loss before provision for income taxes...................               35,928              203,566                622,988
Provision for income taxes...............................                    -                    -                  7,971
                                                               ----------------     ----------------     ------------------
Net loss.................................................    $          35,928    $         203,566    $           630,959
                                                               ================     ================     ==================
Preferred dividend requirement...........................                1,674                1,447
                                                               ----------------     ----------------
Net loss applicable to Class 1 Interests.................    $          37,602    $         205,013
                                                               ================     ================
Net loss per Class 1 Interest - basic and diluted........    $            0.31    $            1.45
                                                               ================     ================
Weighted average interests used in computing
  net loss per Class 1 Interest - basic and diluted......          120,836,025          141,227,834
                                                               ================     ================


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IRIDIUM LLC
              ( A Development Stage Limited Liability Company )


          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ( In Thousands )


                                                                                      THREE MONTHS ENDED          PERIOD FROM
                                                                                           MARCH 31,             JUNE 14, 1991
                                                                                  --------------------------  (INCEPTION) THROUGH
                                                                                      1997          1998         MARCH 31, 1998
                                                                                  -----------   ------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss.................................................................    $   (35,928)      (203,566)   $    (630,959)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization....................................            231        107,791          229,220
            Expense recognized for warrants issued in
               connection with debt guarantee................................         17,536          5,261           86,595
            Employee Class 1 Interests compensation..........................              -             50              202
            Loss on diposal of assets........................................              -              -               87
            Changes in assets and liabilities:

                Increase in prepaid expenses and other current assets........           (875)          (882)          (7,494)
                Decrease (Increase) in due from affiliates...................           (871)            44          (13,560)
                Increase in other assets.....................................        (13,465)       (11,506)         (30,165)
                (Decrease) Increase in accounts payable and accrued expenses.            331        (11,627)          37,167
                Increase (Decrease) in other liabilities.....................         (1,788)         1,857            7,842
                                                                                   ----------   ------------    -------------
                    Net cash used in operating activities....................        (34,829)      (112,578)        (321,065)
                                                                                   ----------   ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment......................................         (1,224)        (4,532)         (27,787)
    Additions to system under construction...................................       (109,439)      (124,743)      (3,216,178)
                                                                                   ----------   ------------    -------------
                    Net cash used in investing activities....................       (110,663)      (129,275)      (3,243,965)
                                                                                   ----------   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Class 1 and Class 2 Interests..............              -            583        1,932,902
    Net proceeds from issuance of senior notes and warrants..................              -              -        1,277,642
    Borrowings under guaranteed bank line of credit..........................        160,000         75,000        1,235,000
    Payments under guaranteed bank line of credit............................              -              -         (950,000)
    Borrowings under senior secured line of credit...........................              -              -          350,000
    Decrease in restricted cash..............................................              -        350,220                -
    Deferred financing costs.................................................           (738)          (830)         (88,354)
                                                                                   ----------   ------------    -------------
                    Net cash provided by financing activities................        159,262        424,973        3,757,190
                                                                                   ----------   ------------    -------------

Increase in cash and cash equivalents........................................         13,770        183,120          192,160

CASH AND CASH EQUIVALENTS, beginning of period...............................          1,889          9,040                -
                                                                                   ----------   ------------    -------------

CASH AND CASH EQUIVALENTS, end of period.....................................     $   15,659   $    192,160    $     192,160
                                                                                   ==========   ============    =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of March 31, 1998, before considering unexercised warrants held by Motorola.

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

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Parent and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the three month period ended March 31, 1998 and 1997, and the period from June 14, 1991 (inception) through March 31, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future, although the Parent will continue to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial statements should be read in conjunction with the Parent's audited consolidated financial statements and footnotes

                                 IRIDIUM LLC
               (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


thereto included in the Annual Report on Form 10-K.

3.   MEMBERS' EQUITY

     The Parent declared approximately $1,447,000 and $1,674,000 of in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended March 31, 1998 and 1997, respectively.

GLOBAL OWNERSHIP PROGRAM

     The Parent, in conjunction with IWCL, has commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. As of March 31, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. In accordance with the Share Issuance Agreement, IWCL invested the net proceeds in Parent in exchange for 20,625 Class I Interests. The shares were issued at a fair value of $33.88 per share (the trading price of IWCL's Class A Common Stock at the date of issue) with the difference between the purchase price and fair value capitalized to license costs. During the three months ended March 31, 1998, $424,000 was capitalized to license costs under this program. No amounts were capitalized during the three months ended March 31, 1997.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 1998 and 1997, $79,447,000 and $18,712,000, respectively, of interest costs were incurred. Interest expensed for the three months ended March 31, 1998 was $40,000,000 with the remaining interest capitalized to the system under construction. For the three months ended March 31, 1997, all interest expense was capitalized to the system under construction. Interest paid was $75,408,000 and $2,453,000 during the three months ended March 31, 1998 and 1997, respectively.

5.   TRANSACTIONS WITH MEMBERS

GUARANTEED BANK FACILITY

     In accordance with the Second Amended and Restated Agreement Regarding Guarantee, dated May 11, 1998, between the Parent and Motorola, pursuant to which Motorola guaranteed the Parent's obligations under the Guaranteed Bank Facility, an additional 6,103 and 20,343 warrants to purchase 457,725 and 1,525,725 Class 1 Interests were earned by Motorola during the three months ended March 31,1998 and 1997, respectively. The Parent recognized $5,261,000 as expense during the three months ended March 31, 1998 in connection with the warrants earned by Motorola.

     The Second Amended and Restated Agreement Regarding Guarantee provides that, when the Guaranteed Bank Facility and Motorola's Guarantee have been permanently reduced to $275 million or less, Parent has the option to compensate Motorola for its Guarantee by continuing to pay warrant compensation at the existing rate or paying (i) interest on the guaranteed amount at a rate based on the difference between the interest rate on the Guaranteed Bank Facility and the interest rate on the Series A and Series B Senior Notes of Iridium Operating LLC plus (ii) substantially reduced warrant compensation based on the number of warrants issued in connection with the offering of the Series A Notes (the "High Yield Compensation").

     On May 13, 1998, Iridium permanently reduced the commitment of the bank lenders under the Guaranteed Bank Facility from $450 million to $275 million. As a result of the reduction, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility until maturity in June 1999 is 97,859 warrants to purchase approximately 7,339,447 Class 1 Interests (assuming Iridium pays High Yield Compensation through maturity).

     Currently, Parent has elected to pay Motorola High Yield Compensation. While Parent expects that electing to pay High Yield Compensation will reduce the effective cost of the Motorola Guarantee, there can be no assurance that such expectation will prove correct or that the Motorola Guarantee will not exceed $275 million.

                                 IRIDIUM LLC
               (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   EARNINGS PER SHARE

     Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the three months ended March 31, 1998, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculation.

7.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income (loss) consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income for the three months ended March 31, are as follows:

                                                        1998            1997
                                                     ----------      ---------
 Comprehensive income (loss):
 Net loss, as reported . . . . . . . . . . . . .     $(203,566)      $(35,928)
 Other comprehensive income (loss) . . . . . . .             -              -
                                                      --------        -------
 Total . . . . . . . . . . . . . . . . . . . . .     $(203,566)      $(35,928)
                                                      ========        =======

 Accumulated other comprehensive income (loss):
 Beginning of period . . . . . . . . . . . . . .         $(643)        $(733)
                                                         ======        ======
 End of period . . . . . . . . . . . . . . . . .         $(643)        $(733)
                                                         ======        ======

8.   SUBSEQUENT EVENT

     On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $342 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

                            IRIDIUM OPERATING LLC
                 ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ( In Thousands )


                                                                                            MARCH 31,
                                                                       DECEMBER 31,           1998
                                                                           1997            (UNAUDITED)
                                                                      --------------      --------------
                                  ASSETS
Current assets :
    Cash and cash equivalents..................................      $        5,940      $      192,160
    Restricted cash ...........................................             350,220                   -
    Due from affiliates........................................              13,604              13,560
    Prepaid expenses and other current assets..................               6,612               7,494
                                                                      --------------      --------------
        Total current assets...................................             376,376             213,214
Property and equipment, net  ..................................           1,526,326           2,059,217
System under construction  ....................................           1,625,054           1,259,475
Other assets ..................................................             114,831              95,884
                                                                      --------------      --------------
        Total assets...........................................      $    3,642,587      $    3,627,790
                                                                      ==============      ==============

              LIABILITIES AND MEMBER'S EQUITY

Current liabilities :
    Accounts payable and accrued expenses......................      $      106,794      $       95,167
    Accounts payable to Parent's Members.......................              10,601             112,616
    Bank facilities, current portion...........................             350,000             350,000
                                                                      --------------      --------------
        Total current liabilities..............................             467,395             557,783
Bank facilities, net of current portion........................             210,000             285,000
Long-term debt due to Parent's Members.........................             273,302             285,078
Notes payable, $1,100,000 principal amount.....................           1,054,288           1,055,129
Other liabilities..............................................               6,065               7,922
                                                                      --------------      --------------
        Total liabilities......................................           2,011,050           2,190,912
                                                                      --------------      --------------

Commitments and Contingencies
Member's equity :

    Member's Interest..........................................           2,059,421           2,068,278
    Deficit accumulated during the development stage...........            (427,241)           (630,757)
    Adjustment for minimum pension liability...................                (643)               (643)
                                                                      --------------      --------------
        Total member's equity..................................           1,631,537           1,436,878
                                                                      --------------      --------------
        Total liabilities and member's equity..................      $    3,642,587      $    3,627,790
                                                                      ==============      ==============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            IRIDIUM OPERATING LLC

                 ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)

                                                                        THREE MONTHS ENDED                PERIOD FROM
                                                                             MARCH 31,                    JUNE 14, 1991
                                                               ------------------------------------   (INCEPTION) THROUGH
                                                                     1997                1998            MARCH 31, 1998
                                                               ----------------     ---------------     ----------------
OPERATING EXPENSES
    Sales, general and administrative.....................   $          35,823    $         60,461    $         373,610
    Depreciation and amortization.........................                 231             107,791              229,220
                                                               ----------------     ---------------     ----------------
        Total operating expenses..........................              36,054             168,252              602,830
OTHER INCOME
    Interest expense (income), net........................                (126)             35,264               19,956
                                                               ----------------     ---------------     ----------------
Loss before provision for income taxes....................              35,928             203,516              622,786
Provision for income taxes................................                   -                   -                7,971
                                                               ----------------     ---------------     ----------------
Net loss..................................................   $          35,928    $        203,516    $         630,757
                                                               ================     ===============     ================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            IRIDIUM OPERATING LLC

                 ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ( In Thousands )

                                                                                         THREE MONTHS ENDED        PERIOD FROM
                                                                                              MARCH 31,           JUNE 14, 1991
                                                                                   --------------------------- (INCEPTION) THROUGH
                                                                                       1997            1998       MARCH 31, 1998
                                                                                   -----------     -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss.................................................................... $    (35,928)       (203,516)    $   (630,757)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization.......................................          231         107,791          229,220
            Expense recognized for warrants issued in
               connection with debt guarantee...................................       17,536           5,261           86,595
            Loss on diposal of assets...........................................            -               -               87
            Changes in assets and liabilities:
                Increase in prepaid expenses and other current assets...........         (875)           (882)          (7,494)
                Decrease (Increase) in due from affiliates......................         (871)             44          (13,560)
                Increase in other assets........................................      (13,465)        (10,958)         (29,617)
                (Decrease) Increase in accounts payable and accrued expenses....          331         (11,627)          37,167
                Increase (Decrease) in other liabilities........................       (1,788)          1,857            7,842
                                                                                   -----------     -----------      -----------
                    Net cash used in operating activities.......................      (34,829)       (112,030)        (320,517)
                                                                                   -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment.........................................       (1,224)         (4,532)         (27,787)
    Additions to system under construction......................................     (109,439)       (124,743)      (3,216,178)
                                                                                   -----------     -----------      -----------
                    Net cash used in investing activities.......................     (110,663)       (129,275)      (3,243,965)
                                                                                   -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Parent's Class 1 and Class 2 Interests........            -             583        1,932,902
    Net proceeds from issuance of senior notes and warrants.....................            -               -        1,277,642
    Borrowings under guaranteed bank line of credit.............................      160,000          75,000        1,235,000
    Payments under guaranteed bank line of credit...............................            -               -         (950,000)
    Borrowings under senior secured line of credit..............................            -               -          350,000
    Decrease in restricted cash.................................................            -         350,220                -
    Deferred financing costs....................................................         (738)           (830)         (88,354)
    Transfer to Parent..........................................................            -           2,552             (548)
                                                                                   -----------     -----------      -----------
                    Net cash provided by financing activities...................      159,262         427,525        3,756,642
                                                                                   -----------     -----------      -----------

Increase in cash and cash equivalents...........................................       13,770         186,220          192,160

CASH AND CASH EQUIVALENTS, beginning of period..................................        1,889           5,940                -
                                                                                   -----------     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period........................................ $     15,659    $    192,160     $    192,160
                                                                                   ===========     ===========      ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.S.
and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 18% as of December 31, 1997, before considering unexercised warrants held by Motorola.

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

2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the three month period ended March 31, 1998 and 1997, and the period from June 14, 1991 (inception) through March 31, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected in the future, although Iridium will continue to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial

                            IRIDIUM OPERATING LLC
                  (A Wholly-Owned Subsidiary of Iridium LLC)
               (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 1998 and 1997, $79,447,000 and
$18,712,000, respectively, of interest costs were incurred.   Interest expensed
for the three months ended March 31, 1998 was $40,000,000 with the remaining interest capitalized to the system under construction. For the three months ended March 31, 1997, all interest expense was capitalized to the system under construction. Interest paid was $75,408,000 and $2,453,000 during the three months ended March 31, 1998 and 1997, respectively.

4.   TRANSACTIONS WITH MEMBERS

GUARANTEED BANK FACILITY

     In accordance with the Agreement Regarding Guarantee between the Parent and Motorola, pursuant to which Motorola guaranteed the Parent's obligations under the Guaranteed Bank Facility, an additional 6,103 and 20,343 warrants to purchase 457,725 and 1,525,725 Class 1 Interests were earned by Motorola during the three months ended March 31,1998 and 1997, respectively. The Parent recognized $5,261,000 as expense during the three months ended March 31, 1998 in connection with the warrants earned by Motorola.

     On May 13, 1998, Iridium permanently reduced the commitment of the bank lenders under the Guaranteed Bank Facility from $450 million to $275 million. As a result of the reduction, the maximum number of warrants Motorola may earn as compensation for their guarantee of that facility until maturity in June 1999 is 104,384 warrants to purchase approximately 7,828,822 Class 1 Interests.

5.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income for the three months ended March 31, are as follows:

                                                        1998             1997
                                                     ----------        --------
 Comprehensive income (loss):
 Net loss, as reported . . . . . . . . . . . . .     $(203,516)       $(35,928)
 Other comprehensive income (loss) . . . . . . .             -               -
                                                      --------         -------
 Total . . . . . . . . . . . . . . . . . . . . .     $(203,516)       $(35,928)
                                                      ========         =======

 Accumulated other comprehensive income (loss):
 Beginning of period . . . . . . . . . . . . . .        $(643)          $(733)
                                                        ======          ======
 End of period . . . . . . . . . . . . . . . . .        $(643)          $(733)
                                                        ======          ======

6.   SUBSEQUENT EVENT

     On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $342 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

                            IRIDIUM OPERATING LLC
                  (A Wholly-Owned Subsidiary of Iridium LLC)
               (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   IRIDIUM SUBSIDIARIES

     The Senior Notes are co-issued by Iridium and Iridium Capital
Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation (collectively, the "Guarantor Subsidiaries" and together with Capital, the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium and, as of March 31, 1998, Iridium has no subsidiaries other than the Iridium Subsidiaries. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in Capital, Iridium Roaming LLC and Iridium IP LLC was transferred to Iridium. Iridium Facilities Corporation was formed by Iridium on February 6, 1998.

     The following is summarized financial information of Capital as of March 31, 1998 and for the period from inception through March 31, 1998. Full financial statements of Capital are not presented because management believes they are not material to investors.

                                                   MARCH 31, 1998
                                                   --------------
 Current assets  . . . . . . . . . . . .               $ 0
 Total assets  . . . . . . . . . . . . .                 0
 Current liabilities . . . . . . . . . .                 0
 Total liabilities . . . . . . . . . . .                 0

                                                FOR THE PERIOD FROM
                                                 INCEPTION THROUGH
                                                  MARCH 31, 1998
                                              ----------------------
 Net revenues  . . . . . . . . . . . . .                $ 0
 Cost of services  . . . . . . . . . . .                  0
 Net loss  . . . . . . . . . . . . . . .                  0

Iridium has recognized the obligations relating to the Series A Notes, the Series B Notes and the Series C Notes because Iridium expects to have the operations to service such obligations.

     The following is summarized financial information of the Guarantor Subsidiaries as of March 31, 1998 and for the period from inception of each of the Guarantor Subsidiaries through March 31, 1998. Full financial statements of the Guarantor Subsidiaries are not presented because management believes they are not material to investors.



                                                     MARCH 31, 1998
                                                     --------------
 Current assets  . . . . . . . . . . . . . .             $ 0
 Total assets  . . . . . . . . . . . . . . .               0
 Current liabilities . . . . . . . . . . . .               0
 Total liabilities . . . . . . . . . . . . .               0


                                                  FOR THE PERIOD FROM
                                                   INCEPTION THROUGH
                                                    MARCH 31, 1998
                                                ----------------------
 Net revenues  . . . . . . . . . . . . . . .              $ 0
 Cost of services  . . . . . . . . . . . . .                0
 Net loss  . . . . . . . . . . . . . . . . .                0

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  This quarterly report is filed jointly by Iridium World Communications Ltd. ("IWCL"), Iridium LLC ("Parent"), Iridium Operating LLC ("Iridium"), Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming") and Iridium IP LLC ("IP").

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

  Iridium is currently devoting substantially all of its efforts to establishing and commercializing the Iridium System. As such, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

Funding Requirements


  Iridium expects to commence commercial operations on September 23, 1998. Iridium currently estimates that aggregate cash funding requirements from the commencement of development (June 1991) through the anticipated commencement of commercial operations will be approximately $4.5 billion. At March 31, 1997 and 1998, Iridium had expended approximately $2.42 billion (or 54%) and approximately $3.66 billion (or 81%), respectively, of such $4.5 billion estimate. Iridium estimates aggregate cash funding requirements of approximately $5.5 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings. At March 31, 1997 and 1998, Iridium had expended, since inception, approximately $2.42 billion (or 44%) and approximately $3.66 billion (or 67%), respectively, of such $5.5 billion estimate. While Iridium has raised sufficient funds to meet its expected pre-commercial operations project costs, Iridium expects to require significant additional funding after commencement of commercial operations. These projections of aggregate funding needs assume that Iridium will not be required to make any payments under the Standby Equipment Purchase Commitments (as defined). In addition, such projections are forward looking and could vary, perhaps substantially, from actual results, due to events outside of the control of Iridium, including without limitation unforeseen construction, systems integration or regulatory delays, launch failures and lower than anticipated customer demand.

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

  Through March 31, 1998, the Parent and Iridium incurred expenditures totaling $3.1 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $148 million under the Terrestrial Network Development Contract. Based on estimates and the planned schedule as of March 31, 1998, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows (in millions):

                                                             1998    1999
                                                             ----    -----
 Space System Contract . . . . . . . . . . . . . . . .       $489    $  --
 Terrestrial Network Development Contract  . . . . . .         86       63
 Operations and Maintenance Contract . . . . . . . . .        129      537


  Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

    In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Iridium intends to enter into standby commitments with Motorola and Kyocera Corporation to purchase an aggregate of up to $400 million in subscriber equipment (the "Standby Equipment Purchase Commitments"). These Commitments would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999.

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

SOURCES OF FUNDING


  As of March 31, 1998, Iridium had indirectly received $1.94 billion from equity investments in the Parent, and has the right to receive approximately $49 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. Iridium's indebtedness for borrowed money equaled approximately $2.0 billion, including $1.1 billion in aggregate principal amount of Senior Notes (as defined), approximately $285 million of borrowings under the $450 million Guaranteed Bank Facility (as defined) and approximately $350 million of borrowings under the Secured Bank Facility (as defined).

  On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Roaming, IP and Facilities. The net proceeds received were approximately $342 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

  As of March 31, 1998, Iridium had drawn $285 million under a $450 million unsecured borrowing facility with a syndicate of banks (the "Guaranteed Bank Facility"). Borrowings under the Guaranteed Bank Facility are guaranteed by Motorola (the "Motorola Guarantee"). A portion of the proceeds of the Senior Notes will be used to permanently reduce the Guaranteed Bank Facility from $750 million to $450 million. On May 13, 1998, in connection with the issuance of the Series D Notes, the commitment of the bank lenders under the Guaranteed Bank Facility was further permanently reduced from $450 million to $275 million. Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility or for other purposes. The Guaranteed Bank Facility matures on June 30, 1999.

  On December 18, 1997, pursuant to the Asset Drop-Down Transaction, substantially all of the assets and liabilities of Parent were transferred to Iridium, including, without limitation, the Senior Notes and the Guaranteed Bank Facility, and the Parent was released from such liabilities.

  Pursuant to the Memorandum of Understanding, dated May 11, 1998, among Iridium, Parent and Motorola (the "Motorola MOU"), in addition to the Motorola Guarantee, Motorola has conditionally agreed that it will (i) guarantee up to $350 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or another credit facility on identical terms (the "Motorola Additional Guarantee"), provided that borrowings under such additional indebtedness are made on or prior to February 28, 1999, (ii) guarantee up to approximately $175 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or a credit agreement having the identical terms as the Guaranteed Bank Facility (other than maturity) to be used by Iridium only for payments to Motorola in respect of Motorola Standby Commitments and amounts overdue to Motorola (the "Motorola Equipment Guarantee"). Borrowings under the Guaranteed Bank Facility mature on June 30, 1999. Pursuant to the Motorola MOU, Motorola has agreed to extend the Motorola Guarantee (including the Motorola Additional Guarantee, if committed) until after July 15, 2005, if the Guaranteed Bank Facility is so extended. Iridium believes it would be able to amend the Guaranteed Bank Facility to increase its amount to the extent of the Motorola Additional Guarantee and to extend its maturity until after July 15, 2005, if it so requests. There can be no assurance, however, that the bank lenders will agree to increase the amount of the Guaranteed Bank Facility or to extend the term of the Guaranteed Bank Facility, if so requested by Iridium, or that any such other identical credit facility would be available.

  Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1.0 billion (the "Secured Bank Facility"). As of March 31, 1998, Iridium had drawn $350 million under this Secured Bank Facility. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the Iridium System, conditions relating to regulatory approvals and conditions relating to other financing sources. The final $250 million of the Secured Bank Facility is not available prior to the defined commercial activation date. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by the Reserve Capital Call (as defined) of the Parent and all of the membership interests in Iridium. In addition, each of Iridium's subsidiaries has guaranteed Iridium's obligations thereunder. The Reserve Capital Call is the contractual commitment by 17 of Parent's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest (an aggregate of approximately $243 million).

   Borrowings under the Secured Bank Facility mature on September 30, 1998, subject to Iridium's right to extend such maturity until up to June 30, 1999, if Iridium can demonstrate by July 1, 1998 that it has sufficient available or committed funds for its budgeted project costs through such extended maturity. Assuming approximately $270 million of borrowings under the Guaranteed Bank Facility and $630 million of borrowings under the Secured Bank Facility, Iridium expects to have sufficient cash to meet its anticipated funding requirements through September 23, 1998, the date on which Iridium expects to commence commercial operations. Iridium expects to seek other senior secured bank financing in order to meet its expected funding requirements through at least year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year end borrowing.

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

  In the event Iridium is required to make significant purchases pursuant to the Standby Purchase Commitments, it expects to use borrowings guaranteed by the Motorola Equipment Guarantee (in respect of purchases from Motorola) and the Kyocera Equipment Guarantee (in respect of purchases from Kyocera). Pursuant to the Motorola Equipment Guarantee, Motorola would guarantee up to approximately $175 million of additional indebtedness in respect of equipment purchases from Motorola and, pursuant to the Kyocera Equipment Guarantee, Kyocera would guarantee up to approximately $122.5 million of additional indebtedness in respect of equipment purchases from Kyocera. Accordingly, the Standby Equipment Purchase Commitments exceed the aggregate amounts of such Equipment Guarantees by approximately $102.5 million. If Iridium's obligations under the Standby Equipment Purchase Commitments exceed the amounts of the Equipment Guarantees, there can be no assurance that Iridium will have sufficient funds, or be able to secure sufficient financing, to satisfy its equipment purchase obligations.

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

OPERATIONS

  Iridium is a development stage company and, as such, will not generate any revenues from operations until the Iridium System is constructed and deployed, and commercial operations commence, which is currently anticipated to be in September 1998. From the commencement of development (June 1991) through March 31, 1998, Iridium had expended approximately $3.66 billion on the development, construction and commercialization of the Iridium System, representing 81% of Iridium's estimate of its cash funding requirements through the anticipated commencement of commercial operations (September 23, 1998) and 67% of Iridium's estimate of its cash funding requirements (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings.

  As of March 31, 1998, Iridium's only source of income was interest income on the cash and investment balances from the proceeds of equity commitments in Parent, which amounted to approximately $19.7 million from July 29, 1993 (the "Initial Capital Contribution Date") to March 31, 1998. During the same period, Iridium recorded a net loss of approximately $616 million. In addition, during the periods ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Parent to Motorola pursuant to a reimbursement agreement.

  As a development stage company, Iridium has incurred losses since inception of its predecessor companies and will continue to do so for the foreseeable future. Iridium's ability to become profitable and generate positive cash flow is dependent on the successful and timely commencement of the operation of the Iridium System, wide subscriber acceptance and numerous other factors.

CAPITALIZATION OF COSTS

  All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the Space System Contract and the Terrestrial Network Development Contract aggregated approximately $3.2 billion through March 31, 1998. In addition, costs incurred in connection with the issuance by Parent of Class 1 Interests are reflected as a reduction of Parent's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also will be capitalized through the date of commencement of commercial operations.

  A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the Operations and Maintenance Contract not capitalized will be expensed.


OPERATING EXPENSES

  For the period from the Initial Capital Contribution Date through March 31, 1998, total operating expenses were approximately $588 million. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

INTEREST EXPENSE

  Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the Iridium System is under construction and will be depreciated thereafter. This has resulted in all interest costs being capitalized during 1995, 1996, and 1997. For the three months ended March 31, 1998, $79,447,000 of interest expense was incurred. Interest expensed for the three months ended March 31, 1998 was $40,000,000 with the remaining interest capitalized to the system under construction. It is likely that a meaningful portion of interest cost will be expensed in 1998 and all interest cost will be expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% Senior Subordinated Notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's and Parent's consolidated balance sheets.

INCOME TAXES

  Each of Parent and Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to U. S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income. IWCL is taxed directly.

PART ll

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

             Exhibit No.      Description
             -----------      -----------
                11.1          Computation of Loss Per Class A Common Share

                11.2          Computation of Loss per Class 1 Interest

                99.1          Certain of the Factors Which May Affect Forward
                              Looking Statements

             (b)   Reports on Form 8-K

                   Not Applicable

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                   ----------

                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------

                             IRIDIUM OPERATING LLC

                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------

                          IRIDIUM CAPITAL CORPORATION

                                 IRIDIUM IP LLC

                              IRIDIUM ROAMING LLC

                                   ----------
                                   SIGNATURES

                                   ----------



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


 IRIDIUM OPERATING LLC                       IRIDIUM OPERATING LLC

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
 Dr. Edward F. Staiano                       Roy T. Grant
 Chief Executive Officer                     Chief Financial Officer

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                                  -----------
                                  IRIDIUM LLC

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  -----------
                             IRIDIUM OPERATING LLC

                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)

                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                  -----------
                          IRIDIUM CAPITAL CORPORATION

                                 IRIDIUM IP LLC

                              IRIDIUM ROAMING LLC

                                  -----------
                                   SIGNATURES

                                  -----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on each of their behalf by the undersigned thereunto duly authorized:




 IRIDIUM IP LLC                              IRIDIUM IP LLC

 /s/ Edward F. Staiano                       /s/ Roy T. Grant
 ---------------------                       ----------------
 Dr. Edward F. Staiano                       Roy T. Grant
 Acting Chief Executive Officer              Acting Chief Financial Officer


 IRIDIUM ROAMING LLC                         IRIDIUM ROAMING LLC

 /s/ Edward F. Staiano                       /s/ Roy T. Grant
 ---------------------                       ----------------
 Dr. Edward F. Staiano                       Roy T. Grant
 Acting Chief Executive Officer              Acting Chief Financial Officer



 Date:  May 14, 1998

                               INDEX TO EXHIBITS

                                                           SEQUENTIALLY
EXHIBIT                                                      NUMBERED
NUMBER                  DESCRIPTION OF EXHIBIT                 PAGE
------                  ----------------------                 ----
11.1      Computation of Loss Per Class A Common Share          32

11.2      Computation of Loss per Class 1 Interest              33

99.1      Certain of the Factors Which May Affect Forward
          Looking Statements                                    34

27        Financial Data Schedule                               42