Form 10-Q
period 1998-06-30
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC; IRIDIUM FACILITIES CORP
filed 1998-08-13
CIK 1035442, 948421, 1042683, 1042684, 1042685, 1051721, 1057049

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

                       FOR THE QUARTER ENDED JUNE 30, 1998


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

                         IRIDIUM FACILITIES CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                     333-44349-04            52-2083969
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

                                Yes X  No
                                   ---   ---

                                                    SHARES OUTSTANDING
                   CLASS                             AT AUGUST 6, 1998
        -------------------------                -------------------------
               Iridium World
            Communications Ltd.                        12,073,544
          Common Stock, Class A
        $0.01 par value per share

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                                   ----------
                                   IRIDIUM LLC
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------
                              IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                 (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)

                                   ----------
                           IRIDIUM CAPITAL CORPORATION
                                 IRIDIUM IP LLC
                               IRIDIUM ROAMING LLC
                         IRIDIUM FACILITIES CORPORATION

                                   ----------
                               INDEX TO FORM 10-Q

                                    ---------

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
Part I    FINANCIAL INFORMATION

ITEM 1    Financial Statements

          IRIDIUM WORLD COMMUNICATIONS LTD.

          Condensed Balance Sheets
               June 30, 1998 and December 31, 1997                                     5

          Unaudited Condensed Statements of Loss
               For the three and six months ended June 30, 1998 and 1997               6

          Unaudited Condensed Statements of Cash Flows
               For the six months ended June 30, 1998 and 1997                         7

          Notes to Unaudited Condensed Financial Statements                            8

          IRIDIUM LLC

          Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                                    10

          Unaudited Condensed Consolidated Statements of Loss
               For the three and six months ended June 30, 1998 and 1997              11

                                                                                     PAGE
                                                                                    NUMBER

          Unaudited Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 1998 and 1997                        12

          Notes to Unaudited Condensed Consolidated Financial Statements              13

          IRIDIUM OPERATING LLC (INCLUDING:  IRIDIUM CAPITAL CORPORATION,
          IRIDIUM IP LLC, IRIDIUM ROAMING LLC AND IRIDIUM FACILITIES CORPORATION)

          Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                                    16

          Unaudited Condensed Consolidated Statements of Loss
               For the three and six months ended June 30, 1998 and 1997              17

          Unaudited Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 1998 and 1997                        18

          Notes to Unaudited Condensed Consolidated Financial Statements              19

ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    23

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk                   30

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                           31

ITEM 2    Changes in Securities and Use of Proceeds                                   31

ITEM 3    Defaults upon Senior Securities                                             31

ITEM 4    Submission of Matters to a Vote of Security Holders                         31

ITEM 5    Other Information                                                           31

ITEM 6    Exhibits and Reports on Form 8-K                                            31

SIGNATURES                                                                            32

EXHIBIT INDEX                                                                         34

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                        (In Thousands Except Share Data)


                                                                                                                    JUNE 30,
                                                                                              DECEMBER 31,            1998
                                                                                                  1997             (UNAUDITED)
                                                                                            ---------------       -------------
                                         ASSETS
Cash...................................................................................    $             -       $           -
Investment in Iridium LLC..............................................................            223,922             187,197
                                                                                            ---------------       -------------
            Total Assets...............................................................    $       223,922       $     187,197
                                                                                            ===============       =============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities............................................................................    $             -       $           -

Stockholders' equity:
    Class B Common stock, non-voting, par value $0.01; 2,500,000 shares authorized;
       no and 20,625 issued and outstanding............................................                  -                   -
    Class A Common stock, voting, par value $0.01; 50,000,000 shares authorized;
        12,003,262 and 12,073,344 issued and outstanding...............................                120                 121
    Additional paid-in capital.........................................................            242,636             244,269
    Accumulated deficit................................................................            (18,834)            (57,193)
                                                                                            ---------------       -------------
                                                                                                   223,922             187,197
                                                                                            ---------------       -------------
            Total liabilities and stockholders' equity.................................    $       223,922       $     187,197
                                                                                            ===============       =============


             The accompanying notes are an integral part of these
                       condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (In Thousands Except Share Data)


                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                        -----------------------------      ---------------------------
                                                            1997             1998             1997            1998
                                                        ------------     ------------      ----------     ------------
Equity in loss of Iridium LLC.......................   $         779    $      20,933             779    $      38,359
                                                        ------------     ------------      ----------     ------------
Loss before income taxes............................             779           20,933             779           38,359
Income taxes........................................               -                -               -                -
                                                        ------------     ------------      ----------     ------------
Net loss............................................   $         779    $      20,933             779    $      38,359
                                                        ============     ============      ==========     ============
Net loss per Class A Common share - basic and
  diluted ..........................................   $        0.28    $        1.74            0.56    $        3.19
                                                        ------------     ------------      ----------     ------------
Weighted average shares used in computing
  net loss per Class A Common share - basic
  and diluted.......................................       2,769,231       12,058,897       1,392,265       12,033,944
                                                        ============     ============      ==========     ============



             The accompanying notes are an integral part of these
                       condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                ( In Thousands )


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              ---------------------------------
                                                                                  1997                 1998
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss..............................................................   $       (779)        $    (38,359)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Equity in loss of Iridium LLC.................................            779               38,359
                                                                              ------------         ------------
Net cash used in operating activities.....................................              -                    -
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Investments in Iridium LLC............................................       (225,600)              (1,209)
                                                                              ------------         ------------
Net cash used in investing activities.....................................       (225,600)              (1,209)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from equity offering.....................................        225,600                    -
    Proceeds from Class B Common Stock....................................              -                  275
    Proceeds from Class A Common Stock subscribed.........................             12                    -
    Retirement of Class A Common Stock....................................            (12)                   -
    Proceeds from exercise of stock options...............................              -                  934
                                                                              ------------         ------------
                        Net cash provided by financing activities.........        225,600                1,209
                                                                              ------------         ------------

Increase (decrease) in cash...............................................              -                    -

CASH, beginning of period.................................................              -                    -
                                                                              ------------         ------------

CASH, end of period.......................................................   $          -         $          -
                                                                              ============         ============


             The accompanying notes are an integral part of these
                       condensed financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.          ORGANIZATION AND BUSINESS

            Iridium World Communications Ltd. ("IWCL") was incorporated under the laws of Bermuda on December 12, 1996. At inception, IWCL was wholly owned by Iridium LLC, a development stage limited liability company. In June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997, IWCL consummated the Offering and issued 12,000,000 shares of Class A Common Stock. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, approximately $225 million in net proceeds from the Offering were invested in Class 1 Membership Interests of Iridium LLC ("Class 1 Interests"), at which time the outstanding shares of Class A Common Stock held by Iridium LLC were retired, and IWCL became a member of Iridium LLC.

            On July 13, 1997, in connection with the issuance of Series A Notes by Iridium LLC, IWCL issued 300,000 warrants to purchase up to 1,560,000 shares of Class A Common Stock and applied the net proceeds to purchase warrants to acquire up to 1,560,000 Class 1 Interests from Iridium LLC. When a warrant to purchase Class A Common Stock is exercised, IWCL is required to exercise a corresponding warrant to purchase Class 1 Interests.

            Iridium LLC through its wholly-owned subsidiary Iridium Operating LLC ("Iridium"), a Delaware limited liability company, is currently devoting substantially all of its efforts to establishing and commercializing the Iridium communications system (the "Iridium System").

            IWCL's sole assets are its investments in Iridium LLC. At June 30, 1998, IWCL's investment was approximately 8.5% of the total outstanding Class 1 Interests in Iridium LLC.

2.          BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of IWCL as of June 30, 1998 and its results of operations for the three and six month periods ended June 30, 1998 and 1997, and its cash flows for the six month period ended June 30, 1998 and 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statements of IWCL and footnotes thereto included in the Annual Report on Form 10-K and the audited consolidated financial statements of Iridium LLC and the footnotes thereto included the Annual Report on Form 10-K.

            Since its inception on December 12, 1996 through June 30, 1998, IWCL has not entered into any operating transactions or incurred any expenses. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future.

3.          STOCKHOLDERS' EQUITY

GLOBAL OWNERSHIP PROGRAM

            IWCL and Iridium LLC have commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. At the time of issuance, purchasers of Class B Common Stock are required to pay only a minimum amount equal to the per share par value of the Class B Common Stock; $.01 per share. The balance of the purchase price will be payable through the withholding of dividends, if any, which would otherwise be payable on the shares of Class B Common Stock. However, a holder of Class B Common Stock may elect to pay the entire purchase price in cash at any time. Class B Common Stock is convertible to Class A Common Stock on a one-for-one basis, subject to anti-dilution adjustments, once certain conditions are met, including full payment for the shares and expiration of a minimum holding period. The proceeds generated from each sale of Class B Common Stock are used to

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


purchase Class 1 Interests in Iridium LLC. The payment terms with respect to such Iridium LLC Class 1 Interests will mirror the payment terms on the Class B Common Stock. As of June 30, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. The shares were recognized at a fair value of $33.88 per share (the trading price of the Class A Common Stock at the date of issue) with a corresponding increase in IWCL's investment in Iridium LLC. In accordance with the Share Issuance Agreement, the net proceeds were invested in Class 1 Interests of Iridium LLC.


4.          EARNINGS (LOSS) PER SHARE

            Basic earnings (loss) per Class A Common share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with the Series A Notes, stock options and Class B Common Stock. Due to the losses incurred during the three and six months ended June 30, 1998 and 1997, the impact of the warrants and stock options is anti-dilutive and is not included in the diluted earnings (loss) per share calculations.

                                  IRIDIUM LLC
               ( A Development Stage Limited Liability Company )

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  ( In Thousands Except Member Interest Data )



                                                                                                          JUNE 30,
                                                                                  DECEMBER 31,              1998
                                                                                      1997               (UNAUDITED)
                                                                                ---------------        -------------
                               ASSETS
Current assets :
    Cash and cash equivalents.........................................         $        9,040         $       33,027
    Restricted cash...................................................                350,220                      -
    Due from affiliates...............................................                 13,604                 21,693
    Prepaid expenses and other current assets.........................                  6,612                 13,900
                                                                                --------------         --------------
        Total current assets..........................................                379,476                 68,620
Property and equipment, net...........................................              1,526,326              2,796,288
System under construction.............................................              1,625,054                576,175
Other assets..........................................................                114,831                 87,480
                                                                                --------------         --------------
        Total assets..................................................         $    3,645,687         $    3,528,563
                                                                                ==============         ==============
                   LIABILITIES AND MEMBERS' EQUITY
Current liabilities :
    Accounts payable and accrued expenses.............................         $      106,794         $      107,013
    Accounts payable to Member........................................                 10,601                 99,381
    Bank facilities, current portion..................................                350,000                415,000
                                                                                --------------         --------------
        Total current liabilities.....................................                467,395                621,394
Bank facilities, net of current portion...............................                210,000                      -
Long-term debt due to Members.........................................                273,302                297,336
Notes payable, $1,450,000 principal amount as of June 30, 1998........              1,054,288              1,403,783
Other liabilities.....................................................                  6,065                 10,156
                                                                                --------------         --------------
        Total liabilities.............................................              2,011,050              2,332,669
                                                                                --------------         --------------

Commitments and Contingencies
Members' equity:
    Class 2 Interests, authorized 50,000 interests for Series M;
     authorized an aggregate of 300,000 interests for Series A,
     Series B and Series C:
         Series M, convertible, no interests issued and outstanding...                      -                      -
         Series A, redeemable, convertible, 39,907 and 42,853
           interests issued and  outstanding; liquidation value of
            $39,907 and $42,853.......................................                 39,907                 42,853
         Series B, redeemable, 1 interest issued and outstanding......                      -                      -
         Series C, redeemable, 75 interests issued and outstanding....                      -                      -
    Class 1 Interests, authorized 225,000,000 interests,
      141,222,442 and 141,313,149 interests issued and outstanding....              2,024,220              2,030,741
    Deferred Class 1 Interest compensation............................                 (1,454)                (1,323)
    Adjustment for minimum pension liability..........................                   (643)                  (643)
    Deficit accumulated during the development stage..................               (427,393)              (875,734)
                                                                                --------------         --------------
        Total members' equity.........................................              1,634,637              1,195,894
                                                                                --------------         --------------
        Total liabilities and members' equity.........................         $    3,645,687         $    3,528,563
                                                                                ==============         ==============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  IRIDIUM LLC
               ( A Development Stage Limited Liability Company )

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                   (In Thousands Except Member Interest Data)




                                                      THREE MONTHS ENDED JUNE 30,
                                                   --------------------------------
                                                       1997               1998
                                                   --------------     -------------
OPERATING EXPENSES
    Sales, general and administrative........     $       48,042     $       71,651
    Depreciation and amortization............                372            117,858
                                                   --------------     -------------
        Total operating expenses.............             48,414            189,509
OTHER INCOME
    Interest expense (income), net...........               (488)            55,266
                                                   --------------     -------------
Loss before provision for income taxes.......             47,926            244,775
Provision for income taxes...................                  -                  -
                                                   --------------     -------------
Net loss.....................................     $       47,926     $      244,775
                                                   =============      =============
Preferred dividend requirement...............              1,316              1,499
                                                   --------------     -------------
Net loss applicable to Class 1
  Interests.................................      $       49,242     $      246,274
                                                   ==============     =============
Net loss per Class 1 Interest -
  basic and diluted.........................      $         0.40     $         1.74
                                                   ==============     =============
Weighted average interests used
  in computing net loss per Class
  1 Interest - basic and diluted............         124,627,234        141,298,702
                                                   ==============     =============

                                                                                               PERIOD FROM
                                                                                              JUNE 14, 1991
                                                                                           (INCEPTION) THROUGH
                                                          SIX MONTHS ENDED JUNE 30,            JUNE 30, 1998
                                                   ------------------------------------    -------------------
                                                        1997                  1998
                                                   --------------       --------------
OPERATING EXPENSES
    Sales, general and administrative........     $       83,865       $       132,162      $      445,463
    Depreciation and amortization............                603               225,649             347,078
                                                   --------------       --------------       -------------
        Total operating expenses.............             84,468               357,811             792,541
OTHER INCOME
    Interest expense (income), net...........               (614)               90,530              75,222
                                                   --------------       --------------       -------------
Loss before provision for income taxes.......             83,854               448,341             867,763
Provision for income taxes...................                  -                     -               7,971
                                                   --------------       --------------       -------------
Net loss.....................................     $       83,854       $       448,341      $      875,734
                                                   ==============       ==============       =============
Preferred dividend requirement...............              3,607                 2,946
                                                   --------------       --------------
Net loss applicable to Class 1
  Interests.................................      $       87,461       $       451,287
                                                   ==============       ==============
Net loss per Class 1 Interest -
  basic and diluted.........................      $         0.71       $          3.19
                                                   ==============       ==============
Weighted average interests used
  in computing net loss per Class
  1 Interest - basic and diluted............         123,625,227           141,272,496
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

                                  IRIDIUM LLC
               ( A Development Stage Limited Liability Company )

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In Thousands )

                                                                               SIX MONTHS ENDED                 PERIOD FROM
                                                                                   JUNE 30,                    JUNE 14, 1991
                                                                       --------------------------------     (INCEPTION) THROUGH
                                                                            1997               1998            JUNE 30, 1998
                                                                       --------------     -------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss.......................................................   $      (83,854)         (448,341)    $       (875,734)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization..........................              603           225,649              347,078
            Interest converted to additional debt..................                -            77,208               77,208
            Expense recognized for warrants issued in
               connection with debt guarantee......................           35,266             7,885               89,219
            Employee Class 1 Interests  compensation...............                -               131                  283
            Loss on diposal of assets..............................                -                 -                   87
            Changes in assets and liabilities:
                Increase in prepaid expenses and other
                   current assets..................................           (2,167)           (7,288)             (13,900)
                Increase in due from affiliates....................           (6,793)           (8,089)             (21,693)
                Decrease (Increase) in other assets................          (16,643)            1,451              (17,208)
                (Decrease) Increase in accounts payable and
                   accrued expenses................................           20,811           (62,234)             (13,440)
                Increase (Decrease) in other liabilities...........           (1,321)            4,091               10,076
                                                                       --------------     -------------     -------------------
                    Net cash used in operating activities..........          (54,098)         (209,537)            (418,024)
                                                                       --------------     -------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment............................           (2,422)          (11,069)             (34,324)
    Additions to system under construction.........................         (224,566)         (298,830)          (3,390,265)
                                                                       --------------     -------------     -------------------
                    Net cash used in investing activities..........         (226,988)         (309,899)          (3,424,589)
                                                                       --------------     -------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Class 1 and Class 2 Interests....          263,691             1,209            1,933,528
    Net proceeds from issuance of senior notes and warrants........                -           341,379            1,619,021
    Borrowings under guaranteed bank line of credit................          230,000           140,000            1,300,000
    Payments under guaranteed bank line of credit..................          (75,000)         (285,000)          (1,235,000)
    Borrowings under senior secured line of credit.................                -                 -              350,000
    Decrease in restricted cash....................................                -           350,220                    0
    Deferred financing costs.......................................          (33,075)           (4,385)             (91,909)
                                                                       --------------     -------------     -------------------
                    Net cash provided by financing activities......          385,616           543,423            3,875,640
                                                                       --------------     -------------     -------------------

Increase in cash and cash equivalents..............................          104,530            23,987               33,027

CASH AND CASH EQUIVALENTS, beginning of period.....................            1,889             9,040                    -
                                                                       --------------     -------------     -------------------

CASH AND CASH EQUIVALENTS, end of period...........................   $      106,419     $      33,027     $         33,027
                                                                       ==============     =============     ===================


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

            Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 19.73% as of June 30, 1998, before considering unexercised warrants held by Motorola.

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

            Iridium has contracted with Motorola to design, develop, produce and deliver into orbit the space segment component of the Iridium System. The scheduled date for delivery of the approximately $3.45 billion space segment is in 1998. Iridium plans to begin its commercial operations in September 1998.

2.          BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Parent and subsidiaries as of June 30, 1998, and the results of their operations for the three and six month periods ended June 30, 1998 and 1997, and the period from June 14, 1991 (inception) through June 30, 1998, and their cash flows for the six month periods ended June 30, 1998 and 1997, and the period from June 14, 1991 (inception) through June 30, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future, although the Parent will continue to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial statements should be read in conjunction with the Parent's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K.

                                   IRIDIUM LLC
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.          MEMBERS' EQUITY

            The Parent declared approximately $1,449,000 and $1,316,000 of in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended June 30, 1998 and 1997, respectively, and $2,946,000 and $3,607,000 for the six month periods ended June 30, 1998 and 1997, respectively.

GLOBAL OWNERSHIP PROGRAM

            The Parent, in conjunction with IWCL, has commenced a Global Ownership Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. As of June 30, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. In accordance with the Share Issuance Agreement, IWCL invested the net proceeds in Parent in exchange for 20,625 Class 1 Interests. The shares were recognized at a fair value of $33.88 per share (the trading price of IWCL's Class A Common Stock at the date of issue) with the difference between the purchase price and fair value capitalized as license costs. During the six months ended June 30, 1998, $424,000 was capitalized to license costs under this program. No amounts were capitalized during the six months ended June 30, 1997.

4.          SUPPLEMENTAL CASH FLOW INFORMATION

            During the six months ended June 30, 1998 and 1997, $160,628,000 and $32,032,000, respectively, of interest costs were incurred. Interest expensed for the six months ended June 30, 1998 was $90,857,000 with the remaining interest capitalized to the system under construction. For the six months ended June 30, 1997, all interest expense was capitalized to the system under construction. Interest paid was $82,781,000 and $7,931,000 during the six months ended June 30, 1998 and 1997, respectively.

5.          TRANSACTIONS WITH MEMBERS

GUARANTEED BANK FACILITY

            In accordance with the Second Amended and Restated Agreement Regarding Guarantee, dated May 11, 1998, among the Parent, Iridium and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 9,071 and 40,912 warrants to purchase 680,325 and 3,068,400 Class 1 Interests, respectively, were earned by Motorola during the six months ended June 30,1998 and 1997, respectively. The Parent recognized $7,885,000 and $35,266,000 as expense during the six months ended June 30, 1998 and 1997, respectively, in connection with the warrants earned by Motorola. Warrant expense for the three months ended June 30, 1998 and 1997 was $2,624,000 and $17,536,000, respectively.

            The Second Amended and Restated Agreement Regarding Guarantee provides that, when the Guaranteed Bank Facility and Motorola's Guarantee have been permanently reduced to $275 million or less, the Parent and Iridium have the option to compensate Motorola for its Guarantee by having the Parent continue to pay warrant compensation at the existing rate or (i) having Iridium pay interest on the guaranteed amount at a rate based on the difference between the interest rate on the Guaranteed Bank Facility and the interest rate on the Series A and Series B Senior Notes of Iridium Operating LLC plus (ii) having the Parent pay substantially reduced warrant compensation based on the number of warrants issued in connection with the offering of the Series A Notes (the "High Yield Compensation"). Interest incurred on the guaranteed amount was $2,833,000 for both the three and six months ended June 30, 1998.

            On May 13, 1998, Iridium permanently reduced the commitment of the bank lenders under the Guaranteed Bank Facility from $450 million to $275 million. As a result of the reduction, the maximum number of warrants Motorola is expected to earn as compensation for their guarantee of that facility from inception until the expected maturity in June 1999 is 104,229 warrants to purchase approximately 7,817,000 Class 1 Interests (assuming Iridium and Parent pay High Yield Compensation,

                                   IRIDIUM LLC
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


including interest on the guaranteed amount, through maturity).

            Currently, Iridium and the Parent have elected to pay Motorola High Yield Compensation. While the Parent and Iridium expect that electing to pay High Yield Compensation will reduce the effective cost of the Motorola Guarantee, there can be no assurance that such expectation will prove correct or that the Motorola Guarantee will not exceed $275 million.

STANDBY PURCHASE AGREEMENT

            In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Parent has entered into with Motorola, and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment. These Commitments would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999.

6.          LONG TERM DEBT

            On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $341 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

7.          EARNINGS PER SHARE

            Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the three and six months ended June 30, 1998, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculations.

8.          COMPREHENSIVE INCOME

            In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income (loss) consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income are as follows:

                                                                                   THREE MONTHS                 SIX MONTHS
                                                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                                                             ------------------------    ------------------------
                                                                                1997          1998          1997          1998
                                                                             ---------     ----------    ---------     ----------
Comprehensive income (loss):
Net loss, as reported..................................................      $(47,926)     $(244,775)    $(83,854)     $(448,341)
Other comprehensive income (loss)......................................              -              -            -              -
                                                                             ---------     ----------    ---------     ----------
Total..................................................................      $(47,926)     $(244,775)    $(83,854)     $(448,341)
                                                                             =========     ==========    =========     ==========

Accumulated other comprehensive income (loss):
Beginning of period....................................................        $(733)         $(643)       $(733)         $(643)
                                                                               ======         ======       ======         ======
End of period..........................................................        $(733)         $(643)       $(733)         $(643)
                                                                               ======         ======       ======         ======

                             IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( In Thousands )

                                                                                                    JUNE 30,
                                                                              DECEMBER 31,            1998
                                                                                  1997             (UNAUDITED)
                                                                              -------------       -------------
                                ASSETS
Current assets :
    Cash and cash equivalents............................................    $       5,940       $      33,027
    Restricted cash .....................................................          350,220                   -
    Due from affiliates..................................................           13,604              21,693
    Prepaid expenses and other current assets............................            6,612              13,900
                                                                              -------------       -------------
        Total current assets.............................................          376,376              68,620
Property and equipment, net  ............................................        1,526,326           2,796,288
System under construction  ..............................................        1,625,054             576,175
Other assets ............................................................          114,831              86,932
                                                                              -------------       -------------
        Total assets.....................................................    $   3,642,587       $   3,528,015
                                                                              =============       =============

          LIABILITIES AND MEMBER'S EQUITY
Current liabilities :
    Accounts payable and accrued expenses................................    $     106,794       $     107,013
    Accounts payable to Parent's Members.................................           10,601              99,381
    Bank facilities, current portion.....................................          350,000             415,000
                                                                              -------------       -------------
        Total current liabilities........................................          467,395             621,394
Bank facilities, net of current portion..................................          210,000                   -
Long-term debt due to Parent's Members...................................          273,302             297,336
Notes payable, $1,450,000 principal amount as of June 30, 1998...........        1,054,288           1,403,783
Other liabilities........................................................            6,065              10,156
                                                                              -------------       -------------
        Total liabilities................................................        2,011,050           2,332,669
                                                                              -------------       -------------

Commitments and Contingencies
Member's equity :
    Member's Interest....................................................        2,059,421           2,071,440
    Deficit accumulated during the development stage.....................         (427,241)           (875,451)
    Adjustment for minimum pension liability.............................             (643)               (643)
                                                                              -------------       -------------
        Total member's equity............................................        1,631,537           1,195,346
                                                                              -------------       -------------
        Total liabilities and member's equity............................    $   3,642,587       $   3,528,015
                                                                              =============       =============




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

                             IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)


                                                                                                                   PERIOD FROM
                                                                                                                  JUNE 14, 1991
                                                                                                               (INCEPTION) THROUGH
                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,         JUNE 30, 1998
                                           -----------------------------     -------------------------------   -------------------
                                              1997             1998              1997                1998
                                           ------------     ------------     ------------       ------------
OPERATING EXPENSES
    Sales, general and
       administrative................     $     48,042     $      71,570    $     83,865       $     132,031      $     445,180
    Depreciation and amortization....              372           117,858             603             225,649            347,078
                                           ------------     ------------     ------------       ------------       ------------
        Total operating expenses.....           48,414           189,428          84,468             357,680            792,258
OTHER INCOME
    Interest expense (income),
      net............................             (488)           55,266            (614)             90,530             75,222
                                           ------------     ------------     ------------       ------------       ------------
Loss before provision for
  income taxes.......................           47,926           244,694          83,854             448,210            867,480
Provision for income taxes...........                -                 -               -                   -              7,971
                                           ------------     ------------     ------------       ------------       ------------
Net loss.............................     $     47,926     $     244,694    $     83,854       $     448,210      $     875,451
                                           ============     ============     ============       ============       ============




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

                        IRIDIUM OPERATING LLC
             ( A Wholly-Owned Subsidiary of Iridium LLC )
          ( A Development Stage Limited Liability Company )


      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ( In Thousands )

                                                                                                                  PERIOD FROM
                                                                                       SIX MONTHS ENDED          JUNE 14, 1991
                                                                                           JUNE 30,               (INCEPTION)
                                                                                  ---------------------------       THROUGH
                                                                                      1997            1998       JUNE 30, 1998
                                                                                  ------------   ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss.................................................................    $    (83,854)      (448,210)   $     (875,451)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization....................................             603        225,649           347,078
            Interest converted to additional debt............................               -         77,208            77,208
            Expense recognized for warrants issued in
               connection with debt guarantee................................          35,266          7,885            89,219
            Loss on diposal of assets........................................               -              -                87
            Changes in assets and liabilities:
                Increase in prepaid expenses and other current assets........          (2,167)        (7,288)          (13,900)
                Increase in due from affiliates..............................          (6,793)        (8,089)          (21,693)
                Decrease (Increase) in other assets..........................         (16,643)         1,451           (17,208)
                (Decrease) Increase in accounts payable and accrued
                   expenses..................................................          20,811        (62,234)          (13,440)
                Increase (Decrease) in other liabilities.....................          (1,321)         4,091            10,076
                                                                                  ------------   ------------    --------------
                    Net cash used in operating activities....................         (54,098)      (209,537)         (418,024)
                                                                                  ------------   ------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment......................................          (2,422)       (11,069)          (34,324)
    Additions to system under construction...................................        (224,566)      (298,830)       (3,390,265)
                                                                                  ------------   ------------    --------------
                    Net cash used in investing activities....................        (226,988)      (309,899)       (3,424,589)
                                                                                  ------------   ------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Parent's Class 1 and Class 2
      Interests..............................................................         263,691          1,209         1,933,528
    Net proceeds from issuance of senior notes and warrants..................               -        341,379         1,619,021
    Borrowings under guaranteed bank line of credit..........................         230,000        140,000         1,300,000
    Payments under guaranteed bank line of credit............................         (75,000)      (285,000)       (1,235,000)
    Borrowings under senior secured line of credit...........................               -              -           350,000
    Decrease in restricted cash..............................................               -        350,220                 -
    Deferred financing costs.................................................         (33,075)        (4,385)          (91,909)
    Transfer from Parent.....................................................               -          3,100                 -
                                                                                  ------------   ------------    --------------
                    Net cash provided by financing activities................         385,616        546,523         3,875,640
                                                                                  ------------   ------------    --------------

Increase in cash and cash equivalents........................................         104,530         27,087            33,027

CASH AND CASH EQUIVALENTS, beginning of period...............................           1,889          5,940                 -
                                                                                  ------------   ------------    --------------

CASH AND CASH EQUIVALENTS, end of period.....................................    $    106,419   $     33,027    $       33,027
                                                                                  ============   ============    ==============




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

            Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.
S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 19.73% as of June 30, 1998, before considering unexercised warrants held by Motorola.

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

2.          BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium and subsidiaries as of June 30, 1998, and the results of their operations for the three and six month periods ended June 30, 1998 and 1997, and the period from June 14, 1991 (inception) through June 30, 1998, and their cash flows for the six month periods ended June 30, 1998 and 1997, and the period from June 14, 1991 (inception) through June 30, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected in the future, although Iridium will continue to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K.

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.          SUPPLEMENTAL CASH FLOW INFORMATION

            During the six months ended June 30, 1998 and 1997, $160,628,000 and $32,032,000, respectively, of interest costs were incurred. Interest expensed for the six months ended June 30, 1998 was $90,857,000 with the remaining interest capitalized to the system under construction. For the six months ended June 30, 1997, all interest expense was capitalized to the system under construction. Interest paid was $82,781,000 and $7,931,000 during the six months ended June 30, 1998 and 1997, respectively.

4.          TRANSACTIONS WITH MEMBERS OF THE PARENT

GUARANTEED BANK FACILITY

            In accordance with the Second Amended and Restated Agreement Regarding Guarantee, dated May 11, 1998, among Iridium, the Parent and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 9,071 and 40,912 warrants to purchase 680,325 and 3,068,400 Class 1 Interests, respectively, were earned by Motorola during the six months ended June 30,1998 and 1997, respectively. The Parent recognized $7,885,000 and $35,266,000 as expense during the six months ended June 30, 1998 and 1997, respectively, in connection with the warrants earned by Motorola. Warrant expense for the three months ended June 30, 1998 and 1997 was $2,624,000 and $17,536,000, respectively.

            The Second Amended and Restated Agreement Regarding Guarantee provides that, when the Guaranteed Bank Facility and Motorola's Guarantee have been permanently reduced to $275 million or less, the Parent and Iridium have the option to compensate Motorola for its Guarantee by having the Parent continue to pay warrant compensation at the existing rate or (i) having Iridium pay interest on the guaranteed amount at a rate based on the difference between the interest rate on the Guaranteed Bank Facility and the interest rate on the Series A and Series B Senior Notes of Iridium Operating LLC plus (ii) having Parent pay substantially reduced warrant compensation based on the number of warrants issued in connection with the offering of the Series A Notes (the "High Yield Compensation"). Interest incurred on the guaranteed amount was $2,833,000 for both the three and six months ended June 30, 1998.

            On May 13, 1998, Iridium permanently reduced the commitment of the bank lenders under the Guaranteed Bank Facility from $450 million to $275 million. As a result of the reduction, the maximum number of warrants Motorola is expected to earn as compensation for their guarantee of that facility from inception until the expected maturity in June 1999 is 104,229 warrants to purchase approximately 7,817,000 Class 1 Interests (assuming Iridium and the Parent pay High Yield Compensation, including interest on the guaranteed amount, through maturity).

            Currently, Iridium and the Parent have elected to pay Motorola High Yield Compensation. While Iridium and the Parent expect that electing to pay High Yield Compensation will reduce the effective cost of the Motorola Guarantee, there can be no assurance that such expectation will prove correct or that the Motorola Guarantee will not exceed $275 million.

STANDBY PURCHASE AGREEMENT

            In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Iridium has entered into with Motorola, and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment. These Commitments would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999.

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.          LONG TERM DEBT

            On May 13, 1998, Iridium and Iridium Capital Corporation completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $341 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.


6.          COMPREHENSIVE INCOME

            In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income . Accumulated other comprehensive income consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income are as follows:

                                                                                   THREE MONTHS                 SIX MONTHS
                                                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                                                             ------------------------    ------------------------
                                                                                1997          1998          1997          1998
                                                                             ---------     ----------    ---------     ----------
Comprehensive income (loss):
Net loss, as reported..................................................      $(47,926)     $(244,694)    $(83,854)     $(448,210)
Other comprehensive income (loss)......................................              -              -            -              -
                                                                             ---------     ----------    ---------     ----------
Total..................................................................      $(47,926)     $(244,694)    $(83,854)     $(448,210)
                                                                             =========     ==========    =========     ==========

Accumulated other comprehensive income (loss):
Beginning of period....................................................        $(733)        $(643)        $(733)        $(643)
                                                                               ======        ======        ======        ======
End of period..........................................................        $(733)        $(643)        $(733)        $(643)
                                                                               ======        ======        ======        ======

7.          IRIDIUM SUBSIDIARIES

            The Senior Notes are co-issued by Iridium and Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation (collectively, the "Guarantor Subsidiaries" and together with Capital and Iridium Facilities Canada Inc., the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium and, as of June 30, 1998, Iridium has no subsidiaries other than the Iridium Subsidiaries. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in Capital, Iridium Roaming LLC and Iridium IP LLC was transferred to Iridium. Iridium Facilities Corporation and Iridium Facilities Canada Inc. were formed by Iridium on February 6, 1998 and March 19, 1998, respectively.

                              IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                 (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            The following is summarized financial information of Capital as of June 30, 1998 and for the period from inception through June 30, 1998. Full financial statements of Capital are not presented because management believes they are not material to investors.

                                                                JUNE 30, 1998
                                                                -------------
            Current assets..............................             $ 0
            Total assets................................               0
            Current liabilities.........................               0
            Total liabilities...........................               0

                                                             FOR THE PERIOD FROM
                                                              INCEPTION THROUGH
                                                                JUNE 30, 1998
                                                             -------------------
            Net revenues................................             $ 0
            Cost of services............................               0
            Net loss....................................               0

            Iridium has recognized the obligations relating to the Series A Notes, the Series B Notes and the Series C Notes because Iridium expects to have the operations to service such obligations.

            The following is summarized financial information of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. as of June 30, 1998, and for the period from inception of each of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. through June 30, 1998. Full financial statements of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. are not presented because management believes they are not material to investors.


                                                                JUNE 30, 1998
                                                                -------------
            Current assets..............................             $ 0
            Total assets................................               0
            Current liabilities.........................               0
            Total liabilities...........................               0

                                                             FOR THE PERIOD FROM
                                                              INCEPTION THROUGH
                                                                JUNE 30, 1998
                                                             -------------------
            Net revenues................................           $   0
            Cost of services............................               0
            Net loss....................................               0

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This quarterly report is filed jointly by Iridium World Communications Ltd. ("IWCL"), Iridium LLC ("Parent"), Iridium Operating LLC ("Iridium"), Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming"), Iridium IP LLC ("IP") and Iridium Facilities Corporation ("Facilities"). IWCL acts as a member of the Parent and has no other business. The business of Iridium constitutes substantially all of the business of the Parent. Capital, Roaming, IP, and Facilities are wholly owned subsidiaries of Iridium.

FORWARD LOOKING STATEMENTS

     Iridium is a development stage company with no operating history. Accordingly, many statements in this report are forward looking. Examples of such forward looking statements include, but are not limited to, statements concerning the expected commercial operations date, testing schedule, operational capabilities, launch schedule, financing needs, financing sources, the last year in which Iridium will have negative cash flow and a net increase in year-end borrowings, software installation schedule, availability of Iridium handsets and actions of third parties, including equipment suppliers, gateway operators, system contractors, service providers and roaming partners. These forward looking statements are based on a number of assumptions and are inherently predictive and speculative. One or more of the assumptions underlying such forward looking statements is likely to be incorrect. Therefore, actual results may be materially different from those expressed or implied by such statements.

     Factors which may cause IWCL's, the Parent's or Iridium's results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, (i) Iridium's absence of current revenues, highly leveraged capital structure and significant additional funding needs,
(ii) delays and cost overruns related to the construction, deployment and operation of the Iridium System, including, but not limited to, the implementation of satellites, software and subscriber equipment, (iii) technological risks related to the development and implementation of the various components of the Iridium System, (iv) customer acceptance of Iridium World Services, (v) satellite launch, operation and maintenance risks, (vi) risks associated with the need to obtain operating licenses in the numerous countries where Iridium assumes it will provide its services, (vii) competition from satellite and terrestrial communications services and (viii) Iridium's dependence on Motorola, Inc. ("Motorola"), gateway operators and other members of the Parent for the construction and operation of the Iridium System and the distribution and marketing of Iridium World Services. These factors, and other factors that may materially affect Iridium's operations, are described in greater detail in the Securities and Exchange Commission filings of IWCL, Parent and Iridium, including Exhibit 99 to this report and should be carefully considered by investors and prospective investors in IWCL, Parent or Iridium.

     BACKGROUND

     IWCL was incorporated by Parent as an exempted company under the Companies Act 1981 of Bermuda on December 12, 1996. IWCL is organized to act as a member of Parent and to have no other business. On June 13, 1997, IWCL consummated an initial public offering (the "IWCL IPO") of 12,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and applied the net proceeds of approximately $225 million to purchase 12,000,000 Class 1 Membership Interests in Parent. As of June 30, 1998, IWCL owned approximately 8.5% of the outstanding Class 1 Membership Interests in Parent.

     On July 16, 1997, IWCL, the Parent and Capital, consummated a private offering of (i) 300,000 units each consisting of (A) $1,000 principal amount of 13% Senior Notes due 2005, Series A of the Parent and Capital (the "Series A Notes") and (B) one warrant ("Warrant") to purchase 5.2 shares of Class A Common Stock and (ii) $500,000,000 aggregate principal amount of 14% Senior Notes due 2005, Series B of the Parent and Capital (the "Series B Notes") for aggregate net proceeds to the Parent of approximately $746 million. The Series A Notes and Series B Notes are guaranteed by IP, Roaming and Facilities, a Delaware Corporation and a wholly-owned subsidiary of Iridium which holds Iridium's real property.

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

     On October 17, 1997, the Parent and Capital consummated a private offering of $300,000,000 aggregate principal amount of 11.25% Senior Notes due 2005, Series C of the Parent and Capital (the "Series C Notes" and together with the Series A Notes and the Series B Notes, the "Senior Notes") for aggregate net proceeds to the Parent of approximately $293 million. The Series C Notes are guaranteed by IP, Roaming and Facilities.

     On May 13, 1998, Iridium and Capital completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D ("Series D Notes"). The Series D Notes are guaranteed by Roaming, IP and Facilities. The Series D Notes have substantially the same terms as the Senior Notes other than interest rate and issue date. The net proceeds received were approximately $341 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

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

     Capital is a Delaware corporation and a wholly-owned subsidiary of Iridium. Capital has no business other than serving as a co-issuer of Iridium's $1.45 billion in aggregate principal amount of Senior Notes (as defined) and guarantor of Iridium's Secured Bank Facility (as defined). Capital has no significant assets and does not conduct any operations.

     Roaming, a Delaware limited liability company and a wholly-owned subsidiary of Iridium, is the entity that enters into roaming agreements with other wireless telecommunications providers on behalf of Iridium. IP, also a Delaware limited liability company and a wholly-owned subsidiary of Iridium, holds the worldwide trademark registrations of Iridium. Each of Roaming and IP is a guarantor of the Senior Notes and the Secured Bank Facility. The Senior Notes and the Secured Bank Facility also are guaranteed by a new wholly-owned subsidiary of Iridium, Facilities, a Delaware Corporation. Facilities is the entity which will hold certain real property of Iridium.

     Iridium Facilities Canada Inc. ("Facilities Canada") is a new, wholly-owned subsidiary of Iridium. Facilities Canada was formed to hold certain real property of Iridium located in Canada.

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

     RECENT DEVELOPMENTS

     Iridium is currently devoting substantially all of its efforts to establishing and commercializing the Iridium System. As such, Iridium's current principal activities relate to managing the design, construction and development of the system and preparing for its day-to-day operations.

     Iridium, Motorola and the various gateway owners have made substantial progress in the development and implementation of the Iridium System and related activities and expect to commence commercial service on schedule in September 1998. As of July 20, 1998, Motorola has launched 72 Iridium satellites, 65 of which are functioning properly. Motorola has contracted for two August 1998 maintenance launches, one with China Great Wall for two satellites and one with Boeing for five satellites, which should increase the number of operational and spare satellites to 72.

     Installation of the final satellite software is scheduled to be completed prior to September 23, 1998, the date commercial service is scheduled to commence. However, delays in the development of this software have resulted in a shortened schedule for subscriber trials. The delay in the availability of the final constellation software has also affected Motorola's and Kyocera's ability to test handsets, which could result in delays of handset deliveries, particularly by Kyocera. Iridium believes that Motorola handsets will be available in sufficient quantities to support the initial demand following commercial activation, with Kyocera handsets available later in 1998.

     Motorola has completed construction of the terrestrial facilities necessary to command the in-space movements of the Iridium System's satellites, including the Satellite and Network Operations Center and the associated tracking, telemetry and command facilities. Iridium expects to provide virtually global service initially through up to 12 gateways and 15 business offices. The construction of the 12 gateway facilities is complete and the telecommunications equipment has been installed at 11 locations. Equipment for the gateway in China has been shipped and its installation has commenced. Gateway ground stations and business office testing continues on the satellites, network, telephony, paging and billing systems. Operations trials for voice services have been completed successfully in 10 gateway territories. Business systems hardware and software has been installed in 14 of the 15 business offices and nine business offices have completed software acceptance testing.

     Iridium has commenced the initial phase of the alpha trials, which focus on business scenarios, including subscriber provisioning, SIM card validation and call detail record processing. Constellation-based "network" alpha trials began at 3 gateways on August 1, 1998. Beta tests, with subscriber participation, are scheduled to commence in mid-September, and Iridium expects such tests to continue through the scheduled commencement of commercial service.

     In addition, Iridium has begun its $200 million 1998 global advertising program. The global advertising program is designed to increase international recognition of the Iridium brand and generate initial demand for Iridium services.

     Iridium has made significant progress to date in securing the worldwide regulatory approvals necessary to build and operate the Iridium System. The space segment of the Iridium System has been licensed by the United States, and Iridium believes that international coordination has been completed successfully between the Iridium System and all existing or planned systems that have been identified through the coordination process. No other action is required from any other country to license the space segment. With respect to the 12 gateways, eight licenses and four experimental licenses to build and operate gateways have been received. With respect to the subscriber units, each country in which Iridium intends to operate must authorize use of Iridium subscriber equipment, including allocation of subscriber link frequencies. The FCC licensed the operation of handsets in the United States and, as of July 9, 1998, all or a substantial portion of the authorizations necessary to operate the Iridium System had been granted in an additional 88 jurisdictions. Iridium's gateway owners are dedicating substantial effort to obtaining licensing for Iridium services in the countries in their service territories with particular focus on obtaining licenses by the commencement of commercial operations in those countries which are expected to account for most of the demand for and usage of Iridium services.

     Iridium also has made significant progress in securing service providers and roaming partners. As of June 30, 1998, Iridium or its gateway operators had entered into over 200 service provider agreements and roaming agreements, which collectively cover markets that make up a majority of Iridium's business plan.

LIQUIDITY AND CAPITAL RESOURCES

FUNDING REQUIREMENTS

     Iridium expects to commence commercial operations on September 23, 1998. Iridium currently estimates that aggregate cash funding requirements from the commencement of development (June 1991) through the anticipated commencement of commercial operations will be approximately $4.5 billion. At June 30, 1997 and 1998, Iridium had expended approximately $2.72 billion (or 60%) and approximately $3.95 billion (or 88%), respectively, of such $4.5 billion estimate. Iridium estimates aggregate cash funding requirements of approximately $5.5 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings. At June 30, 1997 and 1998, Iridium had expended, since inception, approximately $2.72 billion (or 49%) and approximately $3.95 billion (or 72%), respectively, of such $5.5 billion estimate. While Iridium has raised sufficient funds to meet its expected pre-commercial operations project costs, Iridium expects to require significant additional funding after commencement of commercial operations. These projections of aggregate funding needs assume that Iridium will not be required to make any payments under the Standby Equipment Purchase Commitments (as defined below). In addition, such projections are forward looking and could vary, perhaps substantially, from actual results, due to events outside of the control of Iridium, including without limitation unforeseen construction, systems integration or regulatory delays, launch failures and lower than anticipated customer demand.

     With respect to the development and construction of the Iridium System, Iridium and Motorola are parties to (i) the Space System Contract for the design, development, production and delivery in orbit of the space segment, (ii) the Terrestrial Network Development Contract to design the gateway hardware and software, and (iii) the Operations and Maintenance Contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium is being used and will continue to be used to make payments to Motorola under the Space System Contract and, to a lesser extent, the Terrestrial Network Development Contract. The Space System Contract provides for a fixed price of $3.45 billion (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract. Payments under the Operations and Maintenance Contract will be payable quarterly and are expected to aggregate approximately $2.88 billion over such contract's initial five-year term (assuming commencement of commercial operations on September 23, 1998 and no excusable delays), in addition to the cost of certain spare satellites at the completion of the contract. The payments increase each year, ranging from quarterly payments of $129.4 million in 1998 to $157.4 million in 2003 to $171.4 million in 2005. If Iridium exercises its option to extend the Operations and Maintenance Contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.33 billion (assuming commencement of commercial operations on September 23, 1998 and no excusable delays). The Terrestrial Network Development Contract provides for payments aggregating approximately $321 million. As a result of technological developments, changes in the product mix of Iridium World Services, and scheduling adjustments, including the implementation of Iridium World Cellular Services into Iridium's service offerings, there have been, and Iridium anticipates there will be, amendments and interpretations of the Space System Contract, the Terrestrial Network Development Contract and the Operations and Maintenance Contract and other agreements and letters with Motorola which may increase the total costs of these contracts. While Iridium's estimate of the cost of anticipated amendments and interpretations is reflected in Iridium's estimates of its funding requirements, there can be no assurance that any such amendments or interpretations will not affect the price and terms of those agreements in a manner not reflected in Iridium's funding estimates.

     Through June 30, 1998, the Parent and Iridium incurred expenditures totaling $3.2 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $157 million under the Terrestrial Network Development Contract. Based on estimates and the planned schedule as of June 30, 1998, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows (in millions):


                                                                             1998        1999
                                                                             ----        ----
           Space System Contract......................................       $345        $  -
           Terrestrial Network Development Contract...................         48         117
           Operations and Maintenance Contract........................        129         537

     Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses until some time after the commencement of commercial operations.

       In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Iridium has entered into with Motorola, and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment (the "Standby Equipment Purchase Commitments"). These Commitments would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999. See "SOURCES OF FUNDING."

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

SOURCES OF FUNDING

     As of June 30, 1998, Iridium had indirectly received $1.94 billion from equity investments in the Parent, and has the right to receive approximately $50 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. Iridium's indebtedness for borrowed money equaled approximately $2.1 billion, including $1.45 billion in aggregate principal amount of Senior Notes (as defined), approximately $65 million of borrowings under the $275 million Guaranteed Bank Facility (as defined) and approximately $350 million of borrowings under the Secured Bank Facility (as defined).

     On May 13, 1998, Iridium and Capital completed an offering of $350 million principal amount of 10 7/8% Senior Notes due 2005, Series D. The Series D Notes are guaranteed by Roaming, IP and Facilities. The net proceeds received were approximately $341 million. Interest on the Series D Notes is payable in cash semi-annually on January 15 and July 15 of each year, commencing on July 15, 1998. The Series D Notes are redeemable at the option of Iridium, in whole or in part, at any time on or after July 15, 2002. The Series D Notes mature on July 15, 2005.

     As of June 30, 1998, Iridium had drawn $65 million under a $275 million unsecured borrowing facility with a syndicate of banks (the "Guaranteed Bank Facility"). Borrowings under the Guaranteed Bank

Facility are guaranteed by Motorola (the "Motorola Guarantee"). On May 13, 1998, in connection with the issuance of the Series D Notes, the commitment of the bank lenders under the Guaranteed Bank Facility was further permanently reduced from $450 million to $275 million. Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility or for other purposes. However, there can be no assurance that Iridium will be able to complete additional senior note offerings even if favorable market conditions exist. The Guaranteed Bank Facility matures on June 30, 1999.

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

     Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1.0 billion (the "Secured Bank Facility"). As of June 30, 1998, Iridium had drawn $350 million under this Secured Bank Facility. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the Iridium System, conditions relating to regulatory approvals and conditions relating to other financing sources. The final $250 million of the Secured Bank Facility is not available prior to the defined commercial activation date. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by the Reserve Capital Call (as defined) of the Parent and all of the membership interests in Iridium. In addition, each of Iridium's subsidiaries has guaranteed Iridium's obligations thereunder. The Reserve Capital Call is the contractual commitment by 17 of Parent's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest (an aggregate of approximately $243 million).

     Borrowings under the Secured Bank Facility mature on December 31, 1998; Iridium executed its right to extend such maturity until December 31, 1998. Iridium demonstrated that it has sufficient available or committed funds for its budgeted project costs through such extended maturity. Assuming approximately $270 million of borrowings under the Guaranteed Bank Facility and $630 million of borrowings under the Secured Bank Facility, Iridium expects to have sufficient cash to meet its anticipated funding requirements through September 23, 1998, the date on which Iridium expects to commence commercial operations. Iridium expects to seek other senior secured bank financing in order to meet its expected funding requirements through at least year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowing.

     Additional financing may also need to be obtained through the issuance of equity or debt securities in the public or private markets. The availability and terms of any such financing are uncertain and are dependent, in part, on market conditions existing at the time of any proposed financing. Iridium's estimated funding requirements will increase, perhaps substantially, in the event of unexpected cost increases or schedule delays. Additional equity financing, if pursued, may be raised either privately from strategic or financial investors, or through additional public offerings. Depending on market conditions, Iridium may make additional senior note offerings. However, there can be no assurance that Iridium will be able to complete additional senior note offerings even if favorable market conditions exist.

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

OPERATIONS

     Iridium is a development stage company and, as such, will not generate any revenues from operations until the Iridium System is constructed and deployed, and commercial operations commence, which is currently anticipated to be in September 1998. From the commencement of development (June 1991) through June 30, 1998, Iridium had expended approximately $3.95 billion on the development, construction and commercialization of the Iridium System, representing 88% of Iridium's estimate of its cash funding requirements through the anticipated commencement of commercial operations (September 23, 1998) and 72% of Iridium's estimate of its cash funding requirements (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings.

     As of June 30, 1998, Iridium's only source of income was interest income on the cash and investment balances from the proceeds of equity commitments in Parent, which amounted to approximately $20.5 million from July 29, 1993 (the "Initial Capital Contribution Date") to June 30, 1998. During the same period, Iridium recorded a net loss of approximately $861 million. In addition, during the periods ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Parent to Motorola pursuant to a reimbursement agreement.

     From June 30, 1997 to June 30, 1998, Iridium's net loss increased substantially from $84 million to $448 million, respectively. This was primarily the result of the following increases: $48 million for sales, general and administrative expenses, $225 million for depreciation expense and $91 million for interest expense. See "CAPITALIZATION OF COSTS", "OPERATING EXPENSES" and "INTEREST EXPENSE."

     As a development stage company, Iridium has incurred losses since inception of its predecessor companies and will continue to do so for the foreseeable future. Iridium's ability to become profitable and generate positive cash flow is dependent on the successful and timely commencement of the operation of the Iridium System, wide subscriber acceptance and numerous other factors.

CAPITALIZATION OF COSTS

     All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the Space System Contract and the Terrestrial Network Development Contract aggregated approximately $3.3 billion through June 30, 1998. In addition, costs incurred in connection with the issuance by Parent of Class 1 Interests are reflected as a reduction of Parent's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also will be capitalized through the date of commencement of commercial operations.

     A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the Operations and Maintenance Contract not capitalized will be expensed as incurred.

OPERATING EXPENSES

     For the period from the Initial Capital Contribution Date through June 30, 1998, total operating expenses were approximately $778 million. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

INTEREST EXPENSE

     Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the Iridium System is under construction and will be depreciated thereafter. This has resulted in all interest costs being capitalized during 1995, 1996, and 1997. For the six months ended June 30, 1998, $160,628,000 of interest cost was incurred. Interest expensed for the six months ended June 30, 1998 was $90,857,000 with the remaining interest capitalized to the system under construction. It is likely that a meaningful portion of interest cost will be expensed in 1998 and all interest cost will be expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% Senior Subordinated Notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's and Parent's consolidated balance sheets.

INCOME TAXES

     Each of Parent and Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to U. S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income. IWCL is taxed directly.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Not Applicable

PART II

ITEM 1.                 LEGAL PROCEEDINGS

            Not Applicable

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not Applicable

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual General Meeting of IWCL was held on May 21, 1998. All of the members of the Board of Directors of IWCL were reelected as a slate for an additional one-year term upon the following vote: For, 10,503,146 shares; against/authority withheld, 24,188 shares; and abstain/exceptions, 2,850 shares.

            An amendment to the Iridium Option Plan was approved upon the following vote: For, 2,905,789 shares; against, 1,081,433 shares; abstain, 70,644 shares; and broker non-votes, 6,472,318 shares.

            The appointment of KPMG Peat Marwick as independent auditors of IWCL for 1998 was approved upon the following vote: For, 10,468,436 shares; against, 29,329 shares; and abstain, 32,419 shares.

ITEM 5.                 OTHER INFORMATION

            Not Applicable

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits

                        Exhibit No.      Description
                        -----------      -----------
                           10.1          Standby Purchase Agreement dated as of May 13,1998 by and between
                                         Iridium Operating LLC and Motorola, Inc.

                           11.1          Computation of Loss Per Class A Common Share

                           11.2          Computation of Loss per Class 1 Interest

                           99.1          Certain of the Factors Which May Affect Forward
                                         Looking Statements

                        (b)   Reports on Form 8-K

                              Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                            IRIDIUM WORLD COMMUNICATIONS LTD.

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Chairman and Chief Executive Officer


                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Chief Financial Officer

                            IRIDIUM LLC

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Vice Chairman and Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Vice President and Chief Financial Officer

                            IRIDIUM OPERATING LLC

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Vice Chairman and Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Vice President and Chief Financial Officer

                            IRIDIUM CAPITAL CORPORATION

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Chairman and Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Chief Financial Officer

                            IRIDIUM IP LLC

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Acting Vice Chairman and Acting Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Acting Chief Financial Officer

                            IRIDIUM ROAMING LLC

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Acting Vice Chairman and Acting Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Acting Chief Financial Officer

                            IRIDIUM FACILITIES CORPORATION

                            /s/ Edward F. Staiano
                            ---------------------
                            Dr. Edward F. Staiano
                            Chairman and Chief Executive Officer

                            /s/ Roy T. Grant
                            ----------------
                            Roy T. Grant
                            Chief Financial Officer


Date: August 12, 1998

                                INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER                         DESCRIPTION OF EXHIBIT                                        PAGE
------                         ----------------------                                        ----
10.1                Standby Purchase Agreement dated as of May 13,
                    1998 by and between Iridium Operating LLC and
                    Motorola, Inc.                                                            35

11.1                Computation of Loss Per Class A Common Share                              44

11.2                Computation of Loss per Class 1 Interest                                  45

99.1                Certain of the Factors Which May Affect Forward
                    Looking Statements                                                        46

27                  Financial Data Schedule                                                   54