Form 10-Q
period 1998-09-30
IRIDIUM WORLD COMMUNICATIONS LTD; IRIDIUM LLC; IRIDIUM IP LLC; IRIDIUM ROAMING LLC; IRIDIUM CAPITAL CORP; IRIDIUM OPERATING LLC; IRIDIUM FACILITIES CORP
filed 1998-11-12
CIK 1035442, 948421, 1042683, 1042684, 1042685, 1051721, 1057049

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                                --------------

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

                                --------------

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

                                --------------

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

                                --------------

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

                                --------------

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

                                --------------

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

                                        Yes X   No
                                            -      -
                                                                   SHARES OUTSTANDING
                     CLASS                                         AT NOVEMBER 10, 1998
         ------------------------------------               --------------------------------
                  Iridium World
                 Communications Ltd.                                 12,179,485
               Common Stock, Class A
             $0.01 par value per share

                       IRIDIUM WORLD COMMUNICATIONS LTD.
                                 -----------
                                  IRIDIUM LLC
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
                                 -----------
                             IRIDIUM OPERATING LLC
                   (A WHOLLY-OWNED SUBSIDIARY OF IRIDIUM LLC)
                (A DEVELOPMENT STAGE LIMITED LIABILITY COMPANY)
                                 -----------
                          IRIDIUM CAPITAL CORPORATION
                                 IRIDIUM IP LLC
                              IRIDIUM ROAMING LLC
                         IRIDIUM FACILITIES CORPORATION
                                 -----------
                               INDEX TO FORM 10-Q
                                 -----------

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                            ---------------
PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             IRIDIUM WORLD COMMUNICATIONS LTD.

             Condensed Balance Sheets
                 September 30, 1998 and December 31, 1997                                          5

             Unaudited Condensed Statements of Loss
                 For the three and nine months ended September 30, 1998 and 1997                   6

             Unaudited Condensed Statements of Cash Flows
                 For the nine months ended September 30, 1998 and 1997                             7

             Notes to Unaudited Condensed Financial Statements                                     8

             IRIDIUM LLC

             Condensed Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997                                          10

             Unaudited Condensed Consolidated Statements of Loss
                 For the three and nine months ended September 30, 1998 and 1997                   11

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                         --------------
             Unaudited Condensed Consolidated Statements of Cash Flows
                 For the nine months ended September 30, 1998 and 1997                                         12

             Notes to Unaudited Condensed Consolidated Financial Statements                                    13

             IRIDIUM OPERATING LLC (INCLUDING:  IRIDIUM CAPITAL CORPORATION,
             IRIDIUM IP LLC, IRIDIUM ROAMING LLC AND IRIDIUM FACILITIES CORPORATION)

             Condensed Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997                                                      17

             Unaudited Condensed Consolidated Statements of Loss
                 For the three and nine months ended September 30, 1998 and 1997                               18

             Unaudited Condensed Consolidated Statements of Cash Flows
                 For the nine months ended September 30, 1998 and 1997                                         19

             Notes to Unaudited Condensed Consolidated Financial Statements                                    20

ITEM 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                           24

ITEM 3       Quantitative and Qualitative Disclosure About Market Risk                                         32

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings                                                                                 33

ITEM 2       Changes in Securities and Use of Proceeds                                                         33

ITEM 3       Defaults upon Senior Securities                                                                   33

ITEM 4       Submission of Matters to a Vote of Security Holders                                               33

ITEM 5       Other Information                                                                                 33

ITEM 6       Exhibits and Reports on Form 8-K                                                                  33

SIGNATURES                                                                                                     34

EXHIBIT INDEX                                                                                                  36

                        IRIDIUM WORLD COMMUNICATIONS LTD.

                            CONDENSED BALANCE SHEETS
                        (In Thousands Except Share Data)



                                                                                                         SEPTEMBER 30,
                                                                                         DECEMBER 31,         1998
                                                                                             1997         (UNAUDITED)
                                                                                         ------------    --------------
                                     ASSETS
Cash ..............................................................................       $       -        $       -
Investment in Iridium LLC .........................................................         223,922          157,294
                                                                                          ---------        ---------
            Total assets ..........................................................       $ 223,922        $ 157,294
                                                                                          =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities .......................................................................       $       -        $       -

Stockholders' equity:
    Class B Common stock, non-voting, par value $0.01; 2,500,000 shares authorized;
       none and 20,625 issued and outstanding .....................................               -                -
    Class A Common stock, voting, par value $0.01; 50,000,000 shares authorized;
        12,003,262 and 12,175,690 issued and outstanding ..........................             120              122
    Additional paid-in capital ....................................................         242,636          245,980
    Accumulated deficit ...........................................................         (18,834)         (88,808)
                                                                                          ---------        ---------
                                                                                            223,922          157,294
                                                                                          ---------        ---------
            Total liabilities and stockholders' equity ............................       $ 223,922        $ 157,294
                                                                                          =========        =========




    The accompanying notes are an integral part of these condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                     UNAUDITED CONDENSED STATEMENTS OF LOSS
                        (In Thousands Except Share Data)



                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ----------------------------         ---------------------------
                                                                   1997              1998              1997              1998
                                                               ----------        ----------         ---------        ----------
Equity in loss of Iridium LLC ............................    $     7,260       $    31,615       $     8,039       $    69,974
                                                               ----------        ----------         ---------        ----------
Loss before income taxes .................................          7,260            31,615             8,039            69,974
Income taxes .............................................              -                 -                 -                 -
                                                               ----------        ----------         ---------        ----------
Net loss .................................................    $     7,260       $    31,615       $     8,039       $    69,974
                                                               ==========        ==========         =========        ==========
Net loss per Class A Common share - basic and diluted ....    $      0.61       $      2.62       $      1.62       $      5.81
                                                               ----------        ----------         ---------        ----------
Weighted average shares used in computing
  net loss per Class A Common share - basic and diluted ..     12,000,000        12,084,446         4,967,033        12,050,913
                                                               ==========        ==========         =========        ==========



    The accompanying notes are an integral part of these condensed financial statements.

                       IRIDIUM WORLD COMMUNICATIONS LTD.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                ( In Thousands )

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                 --------------------------
                                                                                                    1997            1998
                                                                                                 ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss .............................................................................       $  (8,039)       $ (69,974)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Equity in loss of Iridium LLC ................................................           8,039           69,974
                                                                                                 ---------        ---------
Net cash used in operating activities ....................................................               -                -
                                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Investments in Iridium LLC ...........................................................        (242,713)          (3,346)
                                                                                                 ---------        ---------
                                                                                                  (242,713)          (3,346)
                                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from equity offering ....................................................         225,600                -
    Proceeds from Class B Common Stock ...................................................               -              275
    Proceeds from Class A Common Stock subscribed ........................................              12                -
    Retirement of Class A Common Stock ...................................................             (12)               -
    Proceeds from warrants issued in conjunction with Iridium LLC Series A Senior Notes ..          17,113                -
    Proceeds from warrants exercised in conjunction with Iridium LLC Series A Senior Notes               -            2,065
    Proceeds from exercise of stock options ..............................................               -            1,006
                                                                                                 ---------        ---------
Net cash provided by financing activities ................................................         242,713            3,346
                                                                                                 ---------        ---------

Increase (decrease) in cash ..............................................................               -                -

CASH, beginning of period ................................................................               -                -
                                                                                                 ---------        ---------

CASH, end of period ......................................................................      $        -       $        -
                                                                                                 =========        =========


    The accompanying notes are in integral part of these condensed financial statements.

                        IRIDIUM WORLD COMMUNICATIONS LTD.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




1.         ORGANIZATION AND BUSINESS

           Iridium World Communications Ltd. ("IWCL") was incorporated under the laws of Bermuda on December 12, 1996. At inception, IWCL was wholly owned by Iridium LLC, which was a development stage limited liability company at that time. In June 1997, IWCL registered with the Securities and Exchange Commission a total of 13,800,000 shares of its Class A Common Stock ("Class A Common Stock") for sale in an initial public offering (the "Offering"), and on June 13, 1997, IWCL consummated the Offering and issued 12,000,000 shares of Class A Common Stock. Pursuant to the 1997 Subscription Agreement between IWCL and Iridium LLC, approximately $225 million in net proceeds from the Offering was invested in 12,000,000 Class 1 Membership Interests of Iridium LLC ("Class 1 Interests"), at which time the outstanding shares of Class A Common Stock held by Iridium LLC were retired, and IWCL became a member of Iridium LLC.

           On July 13, 1997, in connection with the issuance of Series A Notes by Iridium LLC, IWCL issued 300,000 warrants to purchase up to 1,560,000 shares of Class A Common Stock and applied the net proceeds to purchase warrants to acquire up to 1,560,000 Class 1 Interests from Iridium LLC. When a warrant to purchase Class A Common Stock is exercised, IWCL is required to exercise a corresponding warrant to purchase Class 1 Interests. As of September 30, 1998, 19,000 warrants were exercised to purchase 98,800 shares of Class A Common Stock resulting in net proceeds of approximately $2 million to IWCL. The net proceeds from the exercise of these 19,000 warrants were used by IWCL to exercise warrants to purchase 98,800 invested in Class 1 Interests of Iridium LLC.

           Iridium LLC through its wholly-owned subsidiary Iridium Operating LLC ("Iridium"), a Delaware limited liability company, is devoting substantially all of its efforts to commercializing the Iridium communications system (the "Iridium System").

           IWCL's sole assets are its investments in Iridium LLC. At September 30, 1998, IWCL owned approximately 8.62% of the total outstanding Class 1 Interests in Iridium LLC.

2.         BASIS OF PRESENTATION

           In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments necessary for a fair presentation of the financial position of IWCL as of September 30, 1998 and its results of operations for the three and nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997. These condensed financial statements are unaudited and do not include all related footnote disclosures. These financial statements should be read in conjunction with the audited financial statements of IWCL and footnotes thereto included in the Annual Report on Form 10-K and the audited consolidated financial statements of Iridium LLC and the footnotes thereto included in the Annual Report on Form 10-K.

           Since its inception on December 12, 1996 through September 30, 1998, IWCL has not entered into any operating transactions or incurred any operating expenses. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future.

3.         STOCKHOLDERS' EQUITY

NOMAD PROGRAM

           IWCL and Iridium LLC have commenced a NOMAD Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. At the time of issuance, purchasers of Class B Common Stock are required to pay only a minimum amount equal to the per share par value of the Class B Common Stock; $.01 per share. The balance of the purchase price is payable through the withholding of dividends, if any, which would otherwise be payable on

                        IRIDIUM WORLD COMMUNICATIONS LTD.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


the shares of Class B Common Stock. However, a holder of Class B Common Stock may elect to pay the entire purchase price in cash at any time. Class B Common Stock is convertible to Class A Common Stock on a one-for-one basis, subject to anti-dilution adjustments, once certain conditions are met, including full payment for the shares and expiration of a minimum holding period. The proceeds generated from each sale of Class B Common Stock are used to purchase Class 1 Interests in Iridium LLC. The payment terms with respect to such Iridium LLC Class 1 Interests mirror the payment terms on the Class B Common Stock. As of September 30, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. The shares were recognized at a fair value of $33.88 per share (the trading price of the Class A Common Stock at the date of issue) with a corresponding increase in IWCL's investment in Iridium LLC. In accordance with the Share Issuance Agreement, the net proceeds were invested in Class 1 Interests of Iridium LLC.


4.  EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per Class A Common share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of Class A Common shares and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of warrants to purchase Class A Common Stock issued in conjunction with the Series A Notes, stock options and Class B Common Stock. Due to the losses incurred during the three and nine months ended September 30, 1998 and 1997, the impact of the warrants, stock options and Class B Common Stock is anti-dilutive and is not included in the diluted earnings (loss) per share calculations.

                                   IRIDIUM LLC
                ( A Development Stage Limited Liability Company )

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  ( In Thousands Except Member Interest Data )

                                                                                                                  SEPTEMBER 30,
                                                                                        DECEMBER 31,                  1998
                                                                                            1997                   (UNAUDITED)
                                                                                    ---------------------     ----------------------
                               ASSETS
Current assets :
    Cash and cash equivalents....................................................  $               9,040     $               65,207
    Restricted cash..............................................................                350,220                          -
    Due from affiliates..........................................................                 13,604                     20,667
    Prepaid expenses and other current assets....................................                  6,612                     18,407
                                                                                    ---------------------     ----------------------
        Total current assets.....................................................                379,476                    104,281
Property and equipment, net......................................................              1,526,326                  2,865,070
System under construction........................................................              1,625,054                    523,739
Other assets.....................................................................                114,831                     71,512
                                                                                    ---------------------     ----------------------
        Total assets.............................................................  $           3,645,687     $            3,564,602
                                                                                    =====================     ======================

                               LIABILITIES AND MEMBERS' EQUITY
Current liabilities :
    Accounts payable and accrued expenses........................................  $             106,794     $              101,036
    Accounts payable to Member...................................................                 10,601                    221,765
    Bank facilities, current portion.............................................                350,000                    681,500
                                                                                    ---------------------     ----------------------
        Total current liabilities................................................                467,395                  1,004,301
Bank facilities, net of current portion..........................................                210,000                          -
Long-term debt due to Members....................................................                273,302                    310,149
Notes payable, $1,450,000 principal amount as of September 30, 1998..............              1,054,288                  1,404,742
Other liabilities................................................................                  6,065                     11,169
                                                                                    ---------------------     ----------------------
        Total liabilities........................................................              2,011,050                  2,730,361
                                                                                    ---------------------     ----------------------

Commitments and Contingencies
Members' equity:
    Class 2 Interests, authorized 50,000 interests for Series M; authorized an aggregate of 300,000 interests for Series A, Series B and Series C:
            Series M, convertible, no interests issued and outstanding...........                      -                          -
            Series A, redeemable, convertible, 39,907 and 44,406 interests issued
               and outstanding; liquidation value of $39,907 and $44,406.........                 39,907                     44,406
            Series B, redeemable, 1 interest issued and outstanding..............                      -                          -
            Series C, redeemable, 75 interests issued and outstanding............                      -                          -
    Class 1 Interests, authorized 225,000,000 interests, 141,222,442 and
        141,415,495 interests issued and outstanding.............................              2,024,220                  2,031,835
    Deferred Class 1 Interest compensation.......................................                 (1,454)                    (1,242)
    Adjustment for minimum pension liability.....................................                   (643)                      (643)
    Deficit accumulated during the development stage.............................               (427,393)                (1,240,115)
                                                                                    ---------------------     ----------------------
        Total members' equity....................................................              1,634,637                    834,241
                                                                                    ---------------------     ----------------------
        Total liabilities and members' equity....................................  $           3,645,687     $            3,564,602
                                                                                    =====================     ======================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IRIDIUM LLC
               ( A Development Stage Limited Liability Company )

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                   (In Thousands Except Member Interest Data)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------------------
                                                                    1997                   1998
                                                             --------------------   --------------------
OPERATING EXPENSES
    Sales, general and administrative...................    $             39,061   $            129,099
    Depreciation and amortization.......................                  45,936                152,627
                                                             --------------------   --------------------
        Total operating expenses........................                  84,997                281,726
OTHER INCOME
    Interest expense (income), net......................                    (902)                82,655
                                                             --------------------   --------------------
Loss before provision for income taxes..................                  84,095                364,381
Provision for income taxes..............................                       -                      -
                                                             --------------------   --------------------
Net loss................................................    $             84,095   $            364,381
                                                             ====================   ====================
Preferred dividend requirement..........................                   1,317                  1,553
                                                             --------------------   --------------------
Net loss applicable to Class 1 Interests................    $             85,412   $            365,934
                                                             ====================   ====================
Net loss per Class 1 Interest - basic and diluted.......    $               0.60   $               2.59
                                                             ====================   ====================
Weighted average interests used in computing
  net loss per Class 1 Interest - basic and diluted.....             141,219,180            141,324,251
                                                             ====================   ====================

                                                                                                                   PERIOD FROM
                                                                                                                  JUNE 14, 1991
                                                                                                               (INCEPTION) THROUGH
                                                                     NINE MONTHS ENDED SEPTEMBER 30,            SEPTEMBER 30, 1998
                                                             ------------------------------------------------  --------------------
                                                                     1997                     1998
                                                             ---------------------   -----------------------
OPERATING EXPENSES
    Sales, general and administrative...................    $             122,926   $               261,261   $            574,562
    Depreciation and amortization.......................                   46,539                   378,276                499,705
                                                             ---------------------   -----------------------   --------------------
        Total operating expenses........................                  169,465                   639,537              1,074,267
OTHER INCOME
    Interest expense (income), net......................                   (1,516)                  173,185                157,877
                                                             ---------------------   -----------------------   --------------------
Loss before provision for income taxes..................                  167,949                   812,722              1,232,144
Provision for income taxes..............................                        -                         -                  7,971
                                                             ---------------------   -----------------------   --------------------
Net loss................................................    $             167,949   $               812,722   $          1,240,115
                                                             =====================   =======================   ====================
Preferred dividend requirement..........................                    4,924                     4,499
                                                             ---------------------   -----------------------
Net loss applicable to Class 1 Interests................    $             172,873   $               817,221
                                                             =====================   =======================
Net loss per Class 1 Interest - basic and diluted.......    $                1.33   $                  5.78
                                                             =====================   =======================
Weighted average interests used in computing
  net loss per Class 1 Interest - basic and diluted.....              130,065,304               141,289,887
                                                             =====================   =======================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   IRIDIUM LLC
                ( A Development Stage Limited Liability Company )

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In Thousands )

                                                                                        NINE MONTHS ENDED            PERIOD FROM
                                                                                          SEPTEMBER 30,             JUNE 14, 1991
                                                                                  -----------------------------  (INCEPTION) THROUGH
                                                                                     1997              1998       SEPTEMBER 30, 1998
                                                                                  -----------    --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss..................................................................   $  (167,949)         (812,722)    $  (1,240,115)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization.....................................        46,539           378,276           499,705
            Interest converted to additional debt.............................             -            52,570            52,570
            Expense recognized for warrants issued in
               connection with debt guarantee.................................        48,631             8,344            89,678
            Employee Class 1 Interest compensation............................            38               212               364
            Loss on disposal of assets........................................             -                 -                87
            Changes in assets and liabilities:
                Increase in prepaid expenses and other current assets.........        (7,699)           (4,266)          (10,878)
                Increase in due from affiliates...............................       (10,142)           (7,063)          (20,667)
                Decrease (Increase) in other assets...........................       (36,825)             (582)          (19,241)
                (Decrease) Increase in accounts payable and accrued expenses..        33,232             5,278            54,072
                Increase (Decrease) in other liabilities......................          (676)            5,104            11,089
                                                                                  -----------    --------------     -------------
                    Net cash used in operating activities.....................       (94,851)         (374,849)         (583,336)
                                                                                  -----------    --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment.......................................        (4,189)          (15,954)          (39,209)
    Additions to system under construction....................................      (614,045)         (365,386)       (3,456,821)
                                                                                  -----------    --------------     -------------
                    Net cash used in investing activities.....................      (618,234)         (381,340)       (3,496,030)
                                                                                  -----------    --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Class 1 and Class 2 Interests...............       283,666             3,346         1,935,665
    Net proceeds from issuance of senior notes and warrants...................       745,939           341,742         1,619,384
    Borrowings under guaranteed bank line of credit...........................       410,000           346,500         1,506,500
    Payments under guaranteed bank line of credit.............................      (680,000)         (285,000)       (1,235,000)
    Borrowings under senior secured line of credit............................             -            60,000           410,000
    Decrease in restricted cash...............................................             -           350,220                 -
    Deferred financing costs..................................................       (39,220)           (4,452)          (91,976)
                                                                                  -----------    --------------     -------------
                    Net cash provided by financing activities.................       720,385           812,356         4,144,573
                                                                                  -----------    --------------     -------------
Increase in cash and cash equivalents.........................................         7,300            56,167            65,207

CASH AND CASH EQUIVALENTS, beginning of period................................         1,889             9,040                 -
                                                                                  -----------    --------------     -------------
CASH AND CASH EQUIVALENTS, end of period......................................   $     9,189    $       65,207     $      65,207
                                                                                  ===========    ==============     =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IRIDIUM LLC
                (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION AND BUSINESS

         Iridium LLC (the "Parent") and its subsidiaries are devoting substantially all of their efforts to establishing and commercializing a global wireless system -- the Iridium(R) Communications System (the "Iridium System") -- that will enable subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill.

         Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U.S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 19.3% as of September 30, 1998, before considering unexercised warrants held by Motorola.

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


2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Parent and subsidiaries as of September 30, 1998, and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997, and the period from June 14, 1991 (inception) through September 30, 1998, and their cash flows for the nine month periods ended September 30, 1998 and 1997, and the period from June 14, 1991 (inception) through September 30, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future, although the Parent continued to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial statements should be read in conjunction with the Parent's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K.

                                  IRIDIUM LLC
                (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.       MEMBERS' EQUITY

         The Parent declared approximately $1,553,000 and $1,317,000 of in-kind dividends to holders of Series A Class 2 Membership Interests during the three month periods ended September 30, 1998 and 1997, respectively, and $4,499,000 and $4,924,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

NOMAD PROGRAM

         The Parent, in conjunction with IWCL, has commenced a NOMAD Program which is designed to offer up to an aggregate of 2,500,000 shares of IWCL's Class B Common Stock at a purchase price of $13.33 per share to certain governmental telecommunication administrations and related entities as part of a comprehensive program to enhance market access, improve the competitive standing of the Iridium System and achieve appropriate regulatory approvals. As of September 30, 1998, 20,625 shares of Class B Common Stock had been issued under this program resulting in net proceeds of $275,000 to IWCL. In accordance with the Share Issuance Agreement, IWCL invested the net proceeds in Parent in exchange for 20,625 Class 1 Interests. The shares were recognized at a fair value of $33.88 per share (the trading price of IWCL's Class A Common Stock at the date of issue) with the difference between the purchase price and fair value capitalized as license costs. During the nine months ended September 30, 1998, $424,000 was capitalized to license costs under this program. No amounts were capitalized during the nine months ended September 30, 1997.

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine months ended September 30, 1998 and 1997, $247,438,000 and $80,970,000, respectively, of interest costs were incurred. Interest expensed for the nine months ended September 30, 1998 was $168,169,000 with the remaining interest capitalized to the system under construction. For the nine months ended September 30, 1997, all interest expense was capitalized to the system under construction. Interest paid was $181,422,000 and $24,344,000 during the nine months ended September 30, 1998 and 1997, respectively.

5.       TRANSACTIONS WITH MEMBERS

GUARANTEED BANK FACILITY

         In accordance with the Second Amended and Restated Agreement Regarding Guarantee, dated May 11, 1998, among the Parent, Iridium and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 9,209 and 56,416 warrants to purchase 690,675 and 4,231,200 Class 1 Interests, respectively, were earned by Motorola during the nine months ended September 30,1998 and 1997, respectively. The Parent recognized $8,344,000 and $48,631,000 as expense during the nine months ended September 30, 1998 and 1997, respectively, in connection with the warrants earned by Motorola. Warrant expense for the three months ended September 30, 1998 and 1997 was $459,000 and $13,364,000, respectively.

         The Second Amended and Restated Agreement Regarding Guarantee provides that, when the Guaranteed Bank Facility and Motorola's Guarantee have been permanently reduced to $275 million or less, the Parent and Iridium have the option to compensate Motorola for its Guarantee by having the Parent continue to pay warrant compensation at the existing rate or (i) having Iridium pay interest on the guaranteed amount at a rate based on the difference between the interest rate on the Guaranteed Bank Facility and the interest rate on the Series A and Series B Senior Notes plus (ii) having the Parent pay substantially reduced warrant compensation based on the number of warrants issued in connection with the offering of the Series A Notes (the "High Yield Compensation"). Interest incurred on the guaranteed amount was $5,094,000 and $7,927,000 for the three and nine months ended September 30, 1998, respectively.

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

STANDBY PURCHASE AGREEMENT

         In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Parent has signed with Motorola and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment. The Motorola commitment would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999, and the Kyocera commitment is expected to contain similar provisions triggered on or after February 8, 1999.

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

7.       EARNINGS PER SHARE

         Basic earnings (loss) per Class 1 Interest is calculated by dividing net income (loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss), after considering required dividends on Class 2 Interests, by the weighted average number of Class 1 Interests and, to the extent dilutive, other potentially dilutive securities outstanding during the period. Potentially dilutive securities are comprised of options, warrants, and convertible Class 2 Interests. Due to the losses incurred during the three and nine months ended September 30, 1998, the impact of other potentially dilutive securities is anti-dilutive and is not included in the diluted earnings (loss) per Class 1 Interest calculations.

8.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income (loss) consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income are as follows:

                                                           THREE MONTHS             NINE MONTHS
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        1997        1998         1997         1998
                                                     ----------   ----------   ----------   ----------
Comprehensive income (loss):

Net loss, as reported . . . . . . . . . . . . .        $(84,095)  $(364,381)   $(167,949)     $(812,722)
Other comprehensive income (loss) . . . . . . .               -           -            -              -
                                                       --------   ---------    ---------      ---------

Total . . . . . . . . . . . . . . . . . . . . .        $(84,095)  $(364,381)   $(167,949)     $(812,722)
                                                       ========   =========    =========      =========


Accumulated other comprehensive income (loss):

Beginning of period . . . . . . . . . . . . . .
                                                       $   (733)  $    (643)   $    (733)     $    (643)
                                                       ========   =========    =========      =========
End of period . . . . . . . . . . . . . . . . .
                                                       $   (733)  $    (643)   $    (733)     $    (643)
                                                       ========   =========    =========      =========

                                  IRIDIUM LLC
                (A Development Stage Limited Liability Company)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.       IRIDIUM SUBSIDIARIES

         Iridium Promotions, Inc. ("Promotions"), a Delaware Corporation and a wholly-owned subsidiary of the Parent, was formed on September 11, 1998. Iridium Geolink LLC ("Geolink"), a Delaware limited liability company and a wholly-owned subsidiary of the Parent, was formed on August 25, 1998. Promotions and Geolink have no assets or liabilities and have not engaged in any business activities.

                             IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( In Thousands )

                                                                                            September 30,
                                                                          December 31,           1998
                                                                              1997           (Unaudited)
                                                                           ----------         ----------
                                     ASSETS
Current assets :
    Cash and cash equivalents ........................................    $     5,940        $    65,207
    Restricted cash ..................................................        350,220                  -
    Due from affiliates ..............................................         13,604             20,667
    Prepaid expenses and other current assets ........................          6,612             18,407
                                                                           ----------         ----------
        Total current assets .........................................        376,376            104,281
Property and equipment, net ..........................................      1,526,326          2,865,070
System under construction ............................................      1,625,054            523,739
Other assets .........................................................        114,831             70,964
                                                                           ----------         ----------
        Total assets .................................................    $ 3,642,587        $ 3,564,054
                                                                           ==========         ==========

                        LIABILITIES AND MEMBER'S EQUITY
Current liabilities :
    Accounts payable and accrued expenses ............................    $   106,794        $   101,036
    Accounts payable to Parent's Members .............................         10,601            221,765
    Bank facilities, current portion .................................        350,000            681,500
                                                                           ----------         ----------
        Total current liabilities ....................................        467,395          1,004,301
Bank facilities, net of current portion ..............................        210,000                  -
Long-term debt due to Parent's Members ...............................        273,302            310,149
Notes payable, $1,450,000 principal amount as of September 30, 1998 ..      1,054,288          1,404,742
Other liabilities ....................................................          6,065             11,169
                                                                           ----------         ----------
        Total liabilities ............................................      2,011,050          2,730,361
                                                                           ----------         ----------

Commitments and Contingencies
Member's equity :
    Member's Interest ................................................      2,059,421          2,074,087
    Deficit accumulated during the development stage .................       (427,241)        (1,239,751)
    Adjustment for minimum pension liability .........................           (643)              (643)
                                                                           ----------         ----------
        Total member's equity ........................................      1,631,537            833,693
                                                                           ----------         ----------
        Total liabilities and member's equity ........................    $ 3,642,587        $ 3,564,054
                                                                           ==========         ==========



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

                             IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                 (In Thousands)

                                                                                                                    PERIOD FROM
                                                                                                                   JUNE 14, 1991
                                                                                                                 (INCEPTION) THROUGH
                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,  SEPTEMBER 30, 1998
                                            --------------------------------    -------------------------------  ------------------
                                                 1997              1998             1997              1998
                                              ---------         ---------        ---------         ---------
OPERATING EXPENSES
    Sales, general and administrative ....   $   39,023        $  129,018       $  122,888        $  261,049       $  574,198
    Depreciation and amortization ........       45,936           152,627           46,539           378,276          499,705
                                              ---------         ---------        ---------         ---------        ---------
        Total operating expenses .........       84,959           281,645          169,427           639,325        1,073,903
OTHER INCOME
    Interest expense (income), net .......         (902)           82,655           (1,516)          173,185          157,877
                                              ---------         ---------        ---------         ---------        ---------
Loss before provision for income taxes ...       84,057           364,300          167,911           812,510        1,231,780
Provision for income taxes ...............            -                 -                -                 -            7,971
                                              ---------         ---------        ---------         ---------        ---------
Net loss .................................   $   84,057        $  364,300       $  167,911        $  812,510       $1,239,751
                                              =========         =========        =========         =========        =========



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

                             IRIDIUM OPERATING LLC
                  ( A Wholly-Owned Subsidiary of Iridium LLC )
               ( A Development Stage Limited Liability Company )

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( In Thousands )


                                                                                         NINE MONTHS ENDED          PERIOD FROM
                                                                                           SEPTEMBER 30,           JUNE 14, 1991
                                                                                  ----------------------------- (INCEPTION) THROUGH
                                                                                     1997               1998     SEPTEMBER 30, 1998
                                                                                  ----------         ----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss .................................................................   $  (167,911)          (812,510)     $(1,239,751)
    Adjustments to reconcile net loss to net cash
        used in operating activities -
            Depreciation and amortization ....................................        46,539            378,276          499,705
            Interest converted to additional debt ............................             -             52,570           52,570
            Expense recognized for warrants issued in
               connection with debt guarantee ................................        48,631              8,344           89,678
            Loss on disposal of assets .......................................             -                  -               87
            Changes in assets and liabilities:
                Increase in prepaid expenses and other current assets ........        (7,699)            (4,266)         (10,878)
                Increase in due from affiliates ..............................       (10,142)            (7,063)         (20,667)
                Decrease (Increase) in other assets ..........................       (36,825)              (582)         (19,241)
                (Decrease) Increase in accounts payable and accrued expenses .        33,232              5,278           54,072
                Increase (Decrease) in other liabilities .....................          (676)             5,104           11,089
                                                                                  ----------         ----------       ----------
                    Net cash used in operating activities ....................       (94,851)          (374,849)        (583,336)
                                                                                  ----------         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
    Purchases of property and equipment ......................................        (4,189)           (15,954)         (39,209)
    Additions to system under construction ...................................      (614,045)          (365,386)      (3,456,821)
                                                                                  ----------         ----------       ----------
                    Net cash used in investing activities ....................      (618,234)          (381,340)      (3,496,030)
                                                                                  ----------         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Net proceeds from issuance of Parent's Class 1 and Class 2 Interests .....       283,666              3,346        1,935,665
    Net proceeds from issuance of senior notes and warrants ..................       745,939            341,742        1,619,384
    Borrowings under guaranteed bank line of credit ..........................       410,000            346,500        1,506,500
    Payments under guaranteed bank line of credit ............................      (680,000)          (285,000)      (1,235,000)
    Borrowings under senior secured line of credit ...........................             -             60,000          410,000
    Decrease in restricted cash ..............................................             -            350,220                -
    Deferred financing costs .................................................       (39,220)            (4,452)         (91,976)
    Transfer from Parent .....................................................             -              3,100                -
                                                                                  ----------         ----------       ----------
                    Net cash provided by financing activities ................       720,385            815,456        4,144,573
                                                                                  ----------         ----------       ----------

Increase in cash and cash equivalents ........................................         7,300             59,267           65,207

CASH AND CASH EQUIVALENTS, beginning of period ...............................         1,889              5,940                -
                                                                                  ----------         ----------       ----------

CASH AND CASH EQUIVALENTS, end of period .....................................   $     9,189        $    65,207      $    65,207
                                                                                  ==========         ==========       ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION AND BUSINESS

         Iridium Operating LLC ("Iridium"), a wholly-owned subsidiary of Iridium LLC (the "Parent") is devoting substantially all of its efforts to establishing and commercializing a global wireless system -- the Iridium(R) Communications System (the "Iridium System") -- that will enable subscribers to send and receive telephone calls virtually anywhere in the world -- all with one phone, one phone number and one customer bill.

         Iridium, Inc. was incorporated on June 14, 1991. Iridium, Inc. operated as a wholly-owned subsidiary of Motorola, Inc. ("Motorola") until July 29, 1993. On July 29, 1993, Iridium, Inc. closed on, and had its first capital draw under, a private placement of shares of Common Stock, subscribed to by U. S. and foreign investors. As a result of three private placements of equity, five supplemental private placements with certain additional equity investors and proceeds received from the initial public offering of common stock of Iridium World Communications Ltd. ("IWCL"), Motorola's direct and indirect Class 1 Membership Interest in the Parent has been reduced to approximately 19.3% as of September 30, 1998, before considering unexercised warrants held by Motorola.

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

2.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of Iridium and subsidiaries as of September 30, 1998, and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997, and the period from June 14, 1991 (inception) through September 30, 1998, and their cash flows for the nine month periods ended September 30, 1998 and 1997, and the period from June 14, 1991 (inception) through September 30, 1998. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future, although Iridium continued to be a development stage limited liability company until the commencement of commercial operations and anticipates a net loss for the year. These financial statements should be read in conjunction with Iridium's audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine months ended September 30, 1998 and 1997, $247,438,000 and $80,970,000, respectively, of interest costs were incurred. Interest expensed for the nine months ended September 30, 1998 was $168,169,000 with

                             IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the remaining interest capitalized to the system under construction. For the nine months ended September 30, 1997, all interest expense was capitalized to the system under construction. Interest paid was $181,422,000 and $24,344,000 during the nine months ended September 30, 1998 and 1997, respectively.

4.       TRANSACTIONS WITH MEMBERS OF THE PARENT

GUARANTEED BANK FACILITY

         In accordance with the Second Amended and Restated Agreement Regarding Guarantee, dated May 11, 1998, among Iridium, the Parent and Motorola, pursuant to which Motorola guaranteed Iridium's obligations under the Guaranteed Bank Facility, an additional 9,209 and 56,416 warrants to purchase 690,675 and 4,231,200 Class 1 Interests, respectively, were earned by Motorola during the nine months ended September 30,1998 and 1997, respectively. The Parent recognized $8,344,000 and $48,631,000 as expense during the nine months ended September 30, 1998 and 1997, respectively, in connection with the warrants earned by Motorola. Warrant expense for the three months ended September 30, 1998 and 1997 was $459,000 and $13,364,000, respectively.

         The Second Amended and Restated Agreement Regarding Guarantee provides that, when the Guaranteed Bank Facility and Motorola's Guarantee have been permanently reduced to $275 million or less, the Parent and Iridium have the option to compensate Motorola for its Guarantee by having the Parent continue to pay warrant compensation at the existing rate or (i) having Iridium pay interest on the guaranteed amount at a rate based on the difference between the interest rate on the Guaranteed Bank Facility and the interest rate on the Series A and Series B Senior Notes of Iridium Operating LLC plus (ii) having Parent pay substantially reduced warrant compensation based on the number of warrants issued in connection with the offering of the Series A Notes (the "High Yield Compensation"). Interest incurred on the guaranteed amount were $5,094,000 and $7,927,000 for the three and six months ended September 30, 1998, respectively.

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

STANDBY PURCHASE AGREEMENT

         In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Iridium has entered into with Motorola and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment. The Motorola commitment would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999, and the Kyocera commitment is expected to contain similar provisions triggered on or after February 8, 1999.

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

6.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists entirely of the minimum pension liability. The new disclosure requirements with respect to comprehensive income are as follows:

                                                              THREE MONTHS                NINE MONTHS
                                                           ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                         -----------------------    -----------------------
                                                             1997         1998         1997         1998
                                                         -----------  -----------   ----------   ----------
    Comprehensive income (loss):
    Net loss, as reported . . . . . . . . . . . . .       $(84,057)    $(364,300)   $(167,911)   $(812,510)
    Other comprehensive income (loss) . . . . . . .              -             -             -           -
                                                         -----------  ----------      --------   ---------
    Total . . . . . . . . . . . . . . . . . . . . .       $(84,057)    $(364,300)   $(167,911)   $(812,510)
                                                          =========    ==========   ==========   ==========

    Accumulated other comprehensive income (loss):
    Beginning of period . . . . . . . . . . . . . .          $(733)        $(643)       $(733)       $(643)
                                                             ======        ======       ======       ======
    End of period . . . . . . . . . . . . . . . . .          $(733)        $(643)       $(733)       $(643)
                                                             ======        ======       ======       ======


7.       IRIDIUM SUBSIDIARIES

         The Senior Notes are co-issued by Iridium and Iridium Capital Corporation ("Capital") and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Iridium Roaming LLC, Iridium IP LLC and Iridium Facilities Corporation (collectively, the "Guarantor Subsidiaries" and together with Capital and Iridium Facilities Canada Inc., the "Iridium Subsidiaries"). Each of the Iridium Subsidiaries is a wholly-owned subsidiary of Iridium and, as of September 30, 1998, Iridium has no subsidiaries other than the Iridium Subsidiaries. Capital was formed and capitalized by the Parent on June 16, 1997 (subscribed capital of $100). Iridium Roaming LLC was formed by the Parent on June 15, 1997. Iridium IP LLC was formed by the Parent on February 28, 1997. In connection with the Asset Drop-Down Transaction, Parent's interest in Capital, Iridium Roaming LLC and Iridium IP LLC was transferred to Iridium. Iridium Facilities Corporation and Iridium Facilities Canada Inc. were formed by Iridium on February 6, 1998 and March 19, 1998, respectively.

                             IRIDIUM OPERATING LLC
                   (A Wholly-Owned Subsidiary of Iridium LLC)
                (A Development Stage Limited Liability Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The following is summarized financial information of Capital as of September 30, 1998 and for the period from inception through September 30, 1998. Full financial statements of Capital are not presented because management believes they are not material to investors.

                                                                       SEPTEMBER 30, 1998
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

                                                                     FOR THE PERIOD FROM
                                                                      INCEPTION THROUGH
                                                                     SEPTEMBER 30, 1998
                                                                   -----------------------
         Net revenues  . . . . . . . . . . . . . . . . . . . .                $0
         Cost of services  . . . . . . . . . . . . . . . . . .                 0
         Net loss  . . . . . . . . . . . . . . . . . . . . . .                 0

         Iridium has recognized the obligations relating to the Senior Notes and Series D Notes because Iridium expects to have the operations to service such obligations.

         The following is summarized financial information of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. as of September 30, 1998, and for the period from inception of each of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. through September 30, 1998. Full financial statements of the Guarantor Subsidiaries and Iridium Facilities Canada Inc. are not presented because management believes they are not material to investors.


                                                                       SEPTEMBER 30, 1998
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

                                                                      FOR THE PERIOD FROM
                                                                       INCEPTION THROUGH
                                                                      SEPTEMBER 30, 1998
                                                                   -----------------------
        Net revenues  . . . . . . . . . . . . . . . . . . . .                $0
        Cost of services  . . . . . . . . . . . . . . . . . .                 0
        Net loss  . . . . . . . . . . . . . . . . . . . . . .                 0

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   This quarterly report is filed jointly by Iridium World Communications Ltd. ("IWCL"), Iridium LLC ("Parent"), Iridium Operating LLC ("Iridium"), Iridium Capital Corporation ("Capital"), Iridium Roaming LLC ("Roaming"), Iridium IP LLC ("IP") and Iridium Facilities Corporation ("Facilities"). IWCL acts as a member of the Parent and has no other business. The business of Iridium constitutes substantially all of the business of the Parent. Capital, Roaming, IP, and Facilities are wholly-owned subsidiaries of Iridium.

FORWARD LOOKING STATEMENTS

   Iridium is currently transitioning from a development stage company to an operating company and has no meaningful operating history. Many of the statements in this report are forward looking and actual results may be materially different from those expressed or implied by these statements. Forward looking statements are based on a number of assumptions, and one or more of these assumptions is likely to be incorrect. Examples of forward looking statements include statements concerning: expected funding needs, the satellite maintenance launch schedule, the expected progress of improvements and software enhancements, expected operational and software improvements, the transition to commercial service, Iridium's expectations regarding Year 2000 issues and the integration and compliance testing of service providers and roaming partners.

   Factors which may cause IWCL's, Parent's or Iridium's results to differ materially from those expressed or implied by such forward looking statements and other factors that may materially affect Iridium's operations, are described in greater detail in Exhibit 99 to this Report -- "Certain Factors Which May Affect Iridium" -- and should be carefully considered by investors and prospective investors in IWCL, Parent or Iridium.

BACKGROUND

   IWCL was incorporated by Parent as an exempted company under the Companies Act 1981 of Bermuda on December 12, 1996. IWCL is organized to act as a member of Parent and to have no other business. On June 13, 1997, IWCL consummated an initial public offering (the "IWCL IPO") of 12,000,000 shares of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and applied the net proceeds of approximately $225 million to purchase 12,000,000 Class 1 Membership Interests in Parent. As of November 9, 1998, IWCL owned 12,179,485 Class 1 Membership Interests in Parent (approximately 8.6% of the amount outstanding).

   Parent was formed as a limited liability company pursuant to the provisions of the Delaware Limited Liability Company Act (the "Delaware Act") on July 16, 1996. Parent's purpose is to acquire, own and manage the Iridium Communications System (the "Iridium System").

   Iridium was formed as a limited liability company pursuant to the provisions of the Delaware Act on October 23, 1997. Iridium is a wholly-owned subsidiary of Parent, has the same purpose as Parent and acts as the main operating company in the Iridium group.

   Iridium has four series of Senior Notes outstanding: its 13% Senior Notes due 2005, Series A/EN ("Series A Notes"), its 14% Senior Notes due 2005, Series B/EN ("Series B Notes"), its 11 1/4% Senior Notes due 2005, Series C and Series C/EN ("Series C Notes"), and its 10 7/8% Senior Notes due 2005, Series D ("Series D Notes", and, together with its Series A Notes, Series B Notes and Series C Notes, the "Senior Notes"). Iridium's Senior Notes are co-issued by Capital and guaranteed by Roaming, IP and Facilities.

   Capital is a Delaware corporation and a wholly-owned subsidiary of Iridium. Capital has no business other than serving as a co-issuer of Iridium's Senior Notes and guarantor of Iridium's Secured Bank Facility (as defined). Capital has no significant assets and does not conduct any operations.

   Roaming, a Delaware limited liability company and a wholly-owned subsidiary of Iridium, is the entity that enters into roaming agreements with other wireless telecommunications providers on behalf of Iridium. IP, also a Delaware limited liability company and a wholly-owned subsidiary of Iridium, holds the worldwide trademark registrations of Iridium. Facilities, a Delaware corporation and a wholly-owned subsidiary of Iridium, holds certain real property of Iridium. Each of Roaming, IP and Facilities is a guarantor of the Senior Notes and the Secured Bank Facility.

   IWCL's sole assets are its Class 1 Membership Interests, and warrants to purchase additional Class 1 Membership Interests of Parent upon the exercise of outstanding IWCL warrants. IWCL's results of operations reflect its proportionate share of the results of operations of Parent on an equity accounting basis. IWCL has no operations other than those related to its interest in Parent and, indirectly, Iridium. The business of Iridium constitutes substantially all of Parent's business. Accordingly, this discussion focuses on the financial condition and results of operations of Iridium.

RECENT DEVELOPMENTS

   Iridium began commercial satellite phone service on November 1, 1998.

   During the third quarter, Iridium successfully launched seven additional satellites aboard two launch vehicles. Three of the seven new satellites filled gaps in the operational constellations, while the other four will serve as spares for future constellation replenishment. Satellite maintenance launches are expected on an on-going basis during commercial operations.

   During the third quarter, Iridium's ground control facilities became commercially operational and 12 gateways were staffed and began functioning. Internal and customer trials were conducted during the third quarter, which were designed to test the system design, architecture and service features. Constellation software was uploaded throughout the network and test results demonstrated improvements in system performance, including L-band availability, cross-link functionality, call establishment and completion, and dropped call rates. Additional software enhancements may be required as the system matures and commercial customers use the Iridium System. While testing of paging functionality was delayed due to concentration of efforts on voice performance, Iridium intends to begin commercial satellite paging service on November 15, 1998.

   Iridium phones and pagers are the first commercial products to carry the newly approved International Telecommunications Union "mark", which is intended to enable subscribers to carry Iridium phones and pagers into, and out of, countries without restriction. Iridium believes that this mark will enhance the company's ability to deliver on its promise to provide global communications services.

   More than 120 countries and territories have licensed Iridium World Satellite Service, enabling satellite services to be offered in countries that collectively account for approximately 75% of Iridium's expected market for satellite services.

   Service provider and roaming partner integration and compliance testing have been underway for several months. As of November 1, 1998, Iridium had integrated approximately 56 service providers and had completed compliance testing for approximately 50 roaming partners. Iridium has signed agreements with a significant number of additional roaming partners that have not yet been integrated and tested. Integration and compliance testing are necessary to ensure proper signaling, interconnection, billing system interface, product handling and marketing readiness. In order to meet its distributor and roaming partner goals, Iridium will need to make substantial progress in integration and compliance testing.

LIQUIDITY AND CAPITAL RESOURCES

FUNDING REQUIREMENTS

   Iridium commenced commercial satellite phone service on November 1, 1998. Iridium estimates aggregate cash funding requirements of approximately $5.5 billion (net of assumed revenues following commencement of commercial operations) through year-end 1999, the last year in which Iridium projects negative cash flow and a net increase in year-end borrowings. At September 30, 1997 and 1998, Iridium had expended, since inception, approximately $3.15 billion (or 57%) and approximately $4.18 billion (or 76%), respectively, of such $5.5 billion estimate. While Iridium raised sufficient funds to meet its pre-commercial operations project costs, Iridium expects to require an additional approximately $1.7 billion in funding for refinancing, project costs and operations prior to year-end 1999. These projections of aggregate funding needs assume that Iridium will not be required to make any payments under the Standby Equipment Purchase Commitments (as defined below). In addition, such projections are forward looking and could vary, perhaps substantially, from actual results, due to events outside of the control of Iridium, including without limitation unforeseen construction, systems integration or regulatory delays, launch failures and lower than anticipated customer demand.

   With respect to the development and construction of the Iridium System, Iridium and Motorola are parties to (i) the Space System Contract for the design, development, production and delivery in orbit of the space segment,
(ii) the Terrestrial Network Development Contract to design the gateway hardware and software, and (iii) the Operations and Maintenance Contract to provide day-to-day management of the space segment after deployment and to monitor, upgrade and replace hardware and software of the space segment as necessary to maintain performance specifications. Substantially all of the initial capital raised by Iridium is being used and will continue to be used to make payments to Motorola under the Space System Contract and, to a lesser extent, the Terrestrial Network Development Contract. The Space System Contract provides for a fixed price of $3.45 billion (subject to certain adjustments), scheduled to be paid by Iridium to Motorola over approximately a five-year period for completion of milestones under the contract. Payments under the Operations and Maintenance Contract will be payable quarterly and are expected to aggregate approximately $2.88 billion over such contract's initial five-year term, in addition to the cost of certain spare satellites at the completion of the contract. The payments increase each year, ranging from quarterly payments of $129.4 million in 1998 to $157.4 million in 2003 to $171.4 million in 2005. If Iridium exercises its option to extend the Operations and Maintenance Contract for an additional two years, the payments due for that two-year extension are expected to aggregate approximately $1.33 billion. The Terrestrial Network Development Contract provides for payments aggregating approximately $321 million. As a result of technological developments, changes in the product mix of Iridium World Services, and scheduling adjustments, including the implementation of Iridium World Roaming Services into Iridium's service offerings, there have been, and Iridium anticipates there will be, amendments and interpretations of the Terrestrial Network Development Contract and the Operations and Maintenance Contract and other agreements and letters with Motorola which may increase the total costs of these contracts. While Iridium's estimate of the cost of anticipated amendments and interpretations is reflected in Iridium's estimates of its funding requirements, there can be no assurance that any such amendments or interpretations will not affect the price and terms of those agreements in a manner not reflected in Iridium's funding estimates.

   Through September 30, 1998, Iridium incurred expenditures totaling $3.2 billion to Motorola under the Space System Contract in respect of completed milestones and expenditures totaling $285 million under the Terrestrial Network Development Contract. Based on estimates and the planned schedule as of September 30, 1998, Iridium's expected future cash requirements by year under the contracts through December 31, 1999 are approximately as follows (in millions):

                                                                    1998      1999
                                                                   -----     -----
    Space System Contract  . . . . . . . . . . . . . . . . . .     $  332   $    -
    Terrestrial Network Development Contract . . . . . . . . .         79       87
    Operations and Maintenance Contract  . . . . . . . . . . .         86      537

   Iridium will also require funds for working capital, business software development, interest on anticipated borrowings, financing costs and operating expenses.

     In an effort to ensure that sufficient quantities of hand-held phones and pagers are available for distribution in advance of the commencement of commercial operations, Iridium has entered into with Motorola, and intends to enter into with Kyocera Corporation, standby commitments to purchase an aggregate of up to $400 million in subscriber equipment (the "Standby Equipment Purchase Commitments"). The Motorola Commitment would be triggered on or after January 1, 1999, but only to the extent such subscriber equipment is not purchased by and shipped to gateway operators or service providers prior to January 1, 1999, and the Kyocera Commitment is expected to contain similar provisions triggered on or after February 8, 1999. See "SOURCES OF FUNDING."

   Iridium's interest expense will increase significantly as a result of its financing plan. From approximately the time of commencement of commercial operations through approximately year-end 1999 (the last year in which Iridium projects negative cash flow and a net increase in year-end outstanding borrowings) Iridium expects to service its interest expense partly from available cash and bank facilities and partly from revenues from operations. During commercial service, Iridium will be required to make payments to Motorola under the Operations and Maintenance Contract. After December 31, 1999, Iridium's obligations related to the Operations and Maintenance Contract, funds needed for working capital, capital expenditures and debt service are anticipated to be funded through operations.

SOURCES OF FUNDING

   As of September 30, 1998, Iridium had indirectly received $1.94 billion from equity investments in the Parent, and has the right to receive approximately $52 million due from South Pacific Iridium Holdings Limited pursuant to the terms of a definitive purchase agreement. As of September 30, 1998 Iridium's indebtedness for borrowed money equaled approximately $2.4 billion, including approximately $1.4 billion in aggregate principal amount of Senior Notes (as defined), approximately $310 million in aggregate principal amount of 14 1/2% Senior Subdinated Notes due 2006, approximately $271.5 million of borrowings under the Guaranteed Bank Facility (as defined) and approximately $410 million of borrowings under the Secured Bank Facility (as defined).

   Iridium has entered into a Credit Agreement with Chase Securities Inc., The Chase Manhattan Bank, Barclays Bank PLC and Barclays Capital, the investment banking division of Barclays Bank PLC, and a syndicate of lenders (the "Secured Lenders") for a senior bank facility in a principal amount of $1.0 billion (the "Secured Bank Facility"). As of September 30, 1998, Iridium had drawn $410 million under this Secured Bank Facility. The availability of the Secured Bank Facility is subject to significant conditions, including technical conditions relating to the Iridium System, conditions relating to regulatory approvals and conditions relating to other financing sources. The final $250 million of the Secured Bank Facility is not available until the Iridium System meets certain commercial service conditions. The Secured Bank Facility is secured by substantially all of Iridium's assets. The Secured Bank Facility is further secured by the Reserve Capital Call (as defined) of the Parent and all of the membership interests in Iridium. In addition, each of Iridium's subsidiaries has guaranteed Iridium's obligations thereunder. The Reserve Capital Call is the contractual commitment by 17 of Parent's investors to purchase up to 18,206,550 Class 1 Interests at $13.33 per interest (an aggregate of approximately $243 million). The $1.0 billion Secured Bank Facility matures on December 31, 1998 and, accordingly, Iridium is required to refinance the outstanding amount of the Secured Bank Facility by that date.

   Iridium is exploring several options for refinancing the Secured Bank Facility. However, there can be no assurance that Iridium will obtain such replacement financing. Failure to obtain replacement financing for the Secured Bank Facility would have a material adverse effect on Iridium. Iridium estimates that in addition to raising replacement financing in the amount of $1.0 billion for the Secured Bank Facility, it will need to raise an additional $700 million to operate through 1999, the last year in which Iridium projects negative cash flow and a net increase in year end borrowing. Iridium's estimated funding needs may increase, perhaps substantially, for a number of reasons, including if Iridium is unable to generate revenues in the amount and within the time frame it expects or if Iridium has unexpected cost increases. Such additional and replacement financing may be secured or guaranteed in whole or in part. There is a risk that Iridium may not be able to find banks or any other lender that will be willing to lend to Iridium on terms it will accept.

   As of September 30, 1998, Iridium had drawn $271.5 million under a $275 million unsecured borrowing facility with a syndicate of banks (the "Guaranteed Bank Facility"). Borrowings under the Guaranteed Bank Facility are guaranteed by Motorola (the "Motorola Guarantee"). Depending on market conditions, Iridium may make additional senior note offerings in order to further reduce the Guaranteed Bank Facility or for other purposes. However, there can be no assurance that Iridium will be able to complete additional senior note offerings even if favorable market conditions exist. The Guaranteed Bank Facility matures on June 30, 1999.

     Pursuant to the Memorandum of Understanding, dated May 11, 1998, among Iridium, Parent and Motorola (the "Motorola MOU"), in addition to the Motorola Guarantee, Motorola has conditionally agreed that it will (i) guarantee up to $350 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or another credit facility on identical terms (the "Motorola Additional Guarantee"), provided that borrowings under such additional indebtedness are made on or prior to February 28, 1999 and (ii) guarantee up to approximately $175 million of additional indebtedness (including principal and interest) under the Guaranteed Bank Facility or a credit agreement having the identical terms as the Guaranteed Bank Facility (other than maturity) to be used by Iridium only for payments to Motorola in respect of Motorola Standby Commitment and amounts overdue to Motorola (the "Motorola Equipment Guarantee"). Borrowings under the Guaranteed Bank Facility mature on June 30, 1999. Pursuant to the Motorola MOU, Motorola has agreed to extend the Motorola Guarantee (including the Motorola Additional Guarantee, if committed) until after July 15, 2005, if the Guaranteed Bank Facility is so extended. Iridium currently believes it would be able to amend the Guaranteed Bank Facility to increase its amount to the extent of the Motorola Additional Guarantee and to extend its maturity until after July 15, 2005, if it so requests. However, there are many factors that could affect the availability of such a credit facility, and there can be no assurance that the bank lenders would agree, if so requested by Iridium, to increase the amount of the Guaranteed Bank Facility or to extend the term of the Guaranteed Bank Facility.

OPERATIONS

   Iridium commenced commercial satellite phone service on November 1, 1998. As of September 30, 1998, Iridium's only source of income was interest income on the cash and investment balances from the proceeds of equity commitments in Parent, which interest income amounted to approximately $21.2 million from July 29, 1993 (the "Initial Capital Contribution Date") to September 30, 1998. During the same period, Iridium recorded a net loss of approximately $1.253 billion. In addition, during the periods ended December 31, 1991 and 1992, and the period from January 1, 1993 to the Initial Capital Contribution Date, aggregate costs of $14.8 million were incurred by Motorola. Such costs were paid by Parent to Motorola pursuant to a reimbursement agreement.

     From September 30, 1997 to September 30, 1998, Iridium's aggregate net loss increased substantially from $168 million to $813 million for the nine months ended September 30, 1997 and 1998, respectively. This was primarily the result of the following increases for the nine months ended September 30, 1998, as compared to the corresponding period in 1997: $138 million for sales, general and administrative expenses due to increased activities associated with commercial activation, $331 million for depreciation expense due to the depreciation of a greater number of satellites and $176 million for increased interest expense. See "CAPITALIZATION OF COSTS", "OPERATING EXPENSES" and "INTEREST EXPENSE."

CAPITALIZATION OF COSTS

   All payments by Iridium under the Space System Contract are being capitalized. These capitalized costs are then depreciated over the five-year estimated life of the satellites. Depreciation expense is realized on a satellite-by-satellite basis, commencing with the delivery of each satellite to its mission orbit. Depreciation related to the ground control stations commences with the placement in service of each such station. Losses from satellite failures for which Iridium has financial responsibility under its contractual arrangements with Motorola are recognized currently. Motorola bears the risk of loss for launch failures and satellite failures before a satellite is placed into service. Iridium has obtained a satellite insurance policy to cover certain costs associated with the loss of a satellite. Capitalized amounts under the Space System Contract and the Terrestrial Network Development Contract aggregated approximately $3.45 billion through September 30, 1998. In addition, costs incurred in connection with the issuance by Parent of

Class 1 Interests are reflected as a reduction of Parent's additional paid-in capital and Iridium's debt issuance costs are deferred and amortized over the term of the related indebtedness. Payment of these costs and charges has resulted in significant negative operating cash flow. Certain interest costs also will be capitalized through the date of commencement of commercial operations.

   A portion of the payments made under the Operations and Maintenance Contract will be capitalized and depreciated. The amount so capitalized will be determined depending upon the number of replacement satellites put into service. Any costs under the Operations and Maintenance Contract not capitalized will be expensed as incurred.

OPERATING EXPENSES

   For the period from the Initial Capital Contribution Date through September 30, 1998, total operating expenses were approximately $1.06 billion. During the period prior to the Initial Capital Contribution Date, total accumulated expenditures of approximately $14.8 million were incurred, primarily to reimburse Motorola for expenses associated with operating Iridium during the period from its incorporation in 1991 through the Initial Capital Contribution Date. Iridium expects a substantial increase in future operating expenditures relating to sales, marketing and other costs associated with commercialization.

INTEREST EXPENSE

   Iridium expects to finance a significant portion of its capital requirements through borrowings. As a result of these borrowings, Iridium will have significant interest costs. Interest costs are being capitalized while the Iridium System is under construction and will be depreciated thereafter. This has resulted in all interest costs being capitalized during 1995, 1996, and 1997. For the nine months ended September 30, 1998, approximately $247.4 million of interest cost was incurred. Interest expensed for the nine months ended September 30, 1998 was approximately $168.2 million with the remaining interest capitalized to the system under construction. It is likely that a meaningful portion of interest cost will be expensed in 1998 and all interest cost will be expensed beginning in 1999. Some portion of interest expense will not be paid in cash, including the interest expense related to Iridium's 14 1/2% Senior Subordinated Notes through March 1, 2001. Such non-cash interest will be accrued and such accrual will increase outstanding indebtedness on Iridium's and Parent's consolidated balance sheets.

INCOME TAXES

   Each of Parent and Iridium reports its income as a partnership for United States federal income tax purposes and accordingly, is not expected to be directly subject to U. S. federal income tax. Iridium may, however, be subject to tax in some state, local or foreign jurisdictions on portions of its income. IWCL is taxed directly.

YEAR 2000 READINESS DISCLOSURE STATEMENT


  Iridium has established a Year 2000 Program (the "Y2K Program") to address information-technology ("IT") and non-IT problems that may exist within the Iridium System, including Iridium's suppliers, roaming partners, service providers and other material distributors.

  Until recently, only two digits were used to represent the year in dates recorded in computer systems. This practice did not anticipate the problem generated by the turn of the century, after which dates entered as "00" could be understood by computers to mean 1900 instead of 2000. This and other date handling processes could result in the incorrect performance of computer calculations and functionality involving dates. Such miscalculations could adversely affect Iridium's installed computer systems, network elements, software applications and other business systems containing time sensitive programs. The Year 2000 issue may also affect the systems and applications of Iridium's roaming partners, service providers and other material distributors.

Y2K Program

  The Y2K Program encompasses the Iridium space and ground facilities, as well as the relevant operations of Iridium's material suppliers and distributors, and addresses both IT and non-IT systems.

  The Y2K Program is divided into five major phases - Awareness, Inventory and Risk Assessment, Repair and Renovation, Verification and Validation, and Implementation and Monitoring. The Awareness Phase is intended to ensure the establishment of the Y2K Program and the awareness of potential risks and Year 2000 issues. This phase, which involves communicating the status and progress of the Y2K Program within Iridium and to third parties, is an on-going activity and will continue as Iridium proceeds through the other phases.

  The Inventory and Risk Assessment Phase involves the performance of an initial inventory of all Iridium hardware, software and infrastructure, as well as material vendors, to identify potential Year 2000 issues and to determine the action required, if any, to mitigate the risk to Iridium. Through the gateways, Iridium is contacting its third party roaming partners and service providers to determine the Year 2000 status of their systems, as well as their plans to bring them into compliance. That process is on-going. Material items are those believed by Iridium to have a significant impact on the business from a customer service, financial or legal perspective. This phase is being performed by Iridium's internal Y2K team. Iridium anticipates that this phase will be substantially complete by the end of the first quarter in 1999.

  The Repair, Replacement and Renovation Phase is intended to ensure that the appropriate items as identified in the final inventory and risk assessment are upgraded to meet Year 2000 compliance criteria. This may include software updates, hardware upgrades, development of new processes, new business practices, training programs, etc. While completion of the various elements of this phase is tied to corresponding elements within the assessment phase, Iridium anticipates that material repairs, replacements and renovations will be substantially complete by mid-1999 for systems under the direct control of Iridium. No current assessment of the completion dates for material repairs, replacements and renovations not under Iridium's direct control, and for which third parties such as gateways, service providers and roaming partners are responsible, will be available until completion of that portion of the Inventory and Risk Assessment phase.

     The Verification and Validation Phase ensures that critical business processes, systems and infrastructure are verified and tested to ensure Year 2000 issues will not cause major disruption in the on-going operation of the Iridium business. Verification and testing of those systems under Iridium's direct control will be performed by Iridium's internal Y2K team with the support of its technicians and certain of the principal suppliers of those systems.
This phase is ongoing, but Iridium expects all testing of those systems under its direct control to be substantially complete in the third quarter of 1999.

  Finally, during the Implementation and Monitoring Phase, the Year 2000 upgrades will be installed into Iridium's operating systems, as necessary. In addition, the monitoring activity will be employed in an effort to ensure that unforeseen Year 2000 critical items are appropriately prioritized for correction. While the implementation component of this phase is scheduled to be complete by the end of the third quarter in 1999, Iridium's monitoring activities will be on-going.

State of Readiness

  While there is general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the readiness of third party distributors and vendors, Iridium's progress towards completing risk assessment within the Iridium System is on schedule to be completed in the first quarter 1999.

  Although the remediation, testing and implementation phases have not yet commenced, Iridium anticipates that these phases will proceed along the schedule as contemplated by its Y2K Program.

Costs

  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to Iridium's financial position or results of operations. The current estimated total cost to

Iridium of the Y2K Program is $2 million. However, the accuracy of this estimate cannot be verified until completion of the Inventory and Risk Assessment Phase. Factors which may affect this $2 million estimate include unanticipated problems with Iridium's systems or any of its suppliers' or distribution partners' systems. Iridium estimates that the amount expended on the Y2K Program through December 31, 1998, will be approximately $304,000, all of which will be expensed by Iridium, with $24,000 of this amount incurred in the first nine months of 1998. This estimate does not reflect all costs because, for example, the Iridium Business Support Systems were developed from the outset to handle Year 2000 issues, and the cost of this capability was not separately identified by the supplier. Other significant or critical non-Year 2000 information technology projects under Iridium's direct control have not been materially delayed or impacted by Year 2000 initiatives.

Risks

     In a reasonably likely worst case scenario, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including operations that are essential to the provision of Iridium's services. Such failures could materially and adversely affect Iridium's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in major part from the present state of Iridium's knowledge concerning the Year 2000 readiness of third-parties such as its roaming partners and service providers, Iridium is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on Iridium's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce Iridium's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material partners. Iridium believes that, with the completion of the Y2K Program as scheduled, the potential of significant interruptions of normal operations should be reduced.

Contingency Plans

  After reviewing information gathered in the Inventory and Risk Assessment Phase, and to prepare for the possibility that certain information systems or third party partners and vendors will not be Year 2000 compliant, Iridium intends to develop contingency plans, as appropriate.

  These plans may include the establishment of teams to monitor and correct disruptions, utilization of back-up processes including data back-up and storage, and the development of manual "work-around" solutions.

  Readers are cautioned that the discussion of Iridium's efforts and expectations related to Year 2000 are forward-looking statements and should be read in conjunction with Iridium's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements", as well as Exhibit 99 to this Report -- "Certain Factors Which May Affect Iridium."

   ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Not Applicable

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Not Applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.     OTHER INFORMATION

      Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            Exhibit No.       Description

               10 Amendment Number 7 to the Iridium Space System Contract and Amendment Number 5 to the Terrestrial Network Development Contract

               11.1           Computation of Loss Per Class A Common Share

               11.2           Computation of Loss per Class 1 Interest

               27.1           Financial Data Schedule of Iridium LLC

               27.2           Financial Data Schedule of Iridium Operating
                              LLC

               27.3           Financial Data Schedule of Iridium World
                              Communications Ltd.

               99             Certain Factors Which May Affect Iridium

            (b)    Reports on Form 8-K

                   During the quarter, Iridium filed one report on Form 8-K dated September 9, 1998, which reported a press release relating to a delay of the launch of commercial service to November 1, 1998.

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


                                /s/ Roy T. Grant
                                ----------------
                                Roy T. Grant
                                Vice President and Chief Financial Officer


                                IRIDIUM CAPITAL CORPORATION


                                /s/ Edward F. Staiano
                                ---------------------
                                Dr. Edward F. Staiano
                                Chairman and Chief Executive Officer


                                /s/ Roy T. Grant
                                ----------------
                                Roy T. Grant
                                Chief Financial Officer


                                IRIDIUM IP LLC


                                /s/ Edward F. Staiano
                                ---------------------
                                Dr. Edward F. Staiano
                                acting chief executive
                                officer


                                /s/ Roy T. Grant
                                ----------------
                                Roy T. Grant
                                acting chief financial officer

                                IRIDIUM ROAMING LLC


                                /s/ Edward F. Staiano
                                ---------------------
                                Dr. Edward F. Staiano
                                acting chief executive
                                officer


                                /s/ Roy T. Grant
                                ----------------
                                Roy T. Grant
                                acting chief financial officer


                                IRIDIUM FACILITIES CORPORATION


                                /s/ Edward F. Staiano
                                ---------------------
                                Dr. Edward F. Staiano
                                Chairman and Chief Executive Officer


                                /s/ Roy T. Grant
                                ----------------
                                Roy T. Grant
                                Chief Financial Officer




Date:  November 10, 1998

                              INDEX TO EXHIBITS

                                                                                                             SEQUENTIALLY
EXHIBIT                                                                                                        NUMBERED
NUMBER                                                  DESCRIPTION OF EXHIBIT                                   PAGE
------                                                  ----------------------                                   ----
10              Amendment Number 7 to the Iridium Space System
                Contract and Amendment Number 5 to the Terrestrial
                Network Development Contract

11.1            Computation of Loss Per Class A Common Share

11.2            Computation of Loss per Class 1 Interest

27.1            Financial Data Schedule of Iridium LLC

27.2            Financial Data Schedule of Iridium Operating LLC

27.3            Financial Data Schedule of Iridium World Communications Ltd.

99              Certain Factors Which May Affect Iridium